Form 10-K
period 1999-01-31
LASER RECORDING SYSTEMS INC
filed 2000-01-07
CIK 855581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 1-10366

                          LASER RECORDING SYSTEMS, INC.
             (Exact name of Registrant as specified in its Charter)

         New Jersey                                       22-2582847
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1395 New York Avenue, Huntington Station, NY                 11746
  (Address of principal executive offices)                (Zip Code)

                                 (800) 786-1352
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                      None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES
                             EXCHANGE ACT OF 1934:

                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES |X| NO |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 31, 1999 was approximately $48,000.

The number of shares of Registrant's Common Stock outstanding on January 31, 1999 was 7,800,000.

                Revenue for the most recent fiscal year was $123.

                                     Part I

Item 1. Business

The Company was incorporated in 1986 and completed an initial public offering of its Common Stock in 1989. From the time of its incorporation until early 1993 it was a developer and marketer of integrated optical disk-based imaging systems and large network document management systems, which it marketed primarily to the pharmaceutical industry in the United States and Europe and to users of litigation support applications.

In 1993 the Company commenced an orderly winding up and liquidation of its assets, which it completed substantially in 1994. It has been inactive since that date, and has recently commenced searching for a merger with an operating entity.

Employees

The Company's four officers are its only employees. Each of them has other employment and devotes only such time to the Company's business as is necessary for its limited operations.

Item 2. Properties

The Company maintains its principal executive offices at 1395 New York Avenue, Huntington Station, NY, on a rent free basis pursuant to a verbal agreement with Carl Lanzisera, its Chairman and principal shareholder.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Company's securities through the three months ended January 31, 1999, is as follows:

Common Stock Bid                High        Low
----------------                -----       ---

      Three months ended

      April 30, 1997            $.02        $.02

      July 31, 1997             $.02        $.02

      October 31, 1997          $.02        $.02

      January 31, 1998          $.02        $.01

      April 30, 1998            $.02        $.01

      July 31, 1998             $.01        $.01

      October 31, 1998          $.01        $.01

      January 31, 1999          $.01        $.001

The market for the Company's Common Stock is extremely thin, with actual transactions occurring only sporadically. As of January 31, 1999, the approximate number of holders of record of the Company's Common Stock was 747.

The Company has never paid cash dividends on its Common Stock. Payment of dividends is within the sole discretion of the Company's Board of Directors and depends, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

Item 6. Selected Financial Data

The following selected financial data should be read in connection with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. Such data have been derived from the financial statements audited by Tamas B. Revae, Certified Public Accountant.

                                        Fiscal Year Ended January 31
                               1995(1)    1996(1)    1997      1998       1999
                               -------    -------    ----      ----       ----
Operating revenues                                      --        --         --

Income (loss) from
continuing operations                                1,839      (529)    (2,218)

Income (loss) from
continuing operations per
common share                                            --        --         --

Total assets                                        13,245    13,656     10,498

Long-term obligations and
redeemable preferred stock         --         --        --        --         --

Cash dividends declared per
common share                       --         --        --        --         --

(1) Financial statements were not prepared for the fiscal years ended January 31, 1995 and 1996 because the Company had no operations during those years. See Notes to Financial Statements included elsewhere in this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company has no sources of revenue. Expenses reflect only the minimum cost of maintaining the Company's operations and miscellaneous expenses associated with seeking a merger partner. In view of these limited operations, management does not believe that a comparison of specific line items from period to period it would be meaningful.

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at January 31, 1999 the Company had total assets of $10,498 and an accumulated deficit of $7,398,412. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Item 7A. Qutative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITOR'S REPORT

TAMAS B. REVAI

CERTIFIED PUBLIC ACCOUNTANT

CERTIFIED VALUATION ANALYST

68124 HAMILTON PARKWAY, BROOKLYN, NY 11219

(718) 833-0982    Fax: (718) 833-3658

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

and Stockholder of

Laser Recording Systems, Inc.

We have audited the accompanying balance sheet's of Laser Recording Systems, Inc. as of January 31, 1999, January 31, 1998, January 31, 1997 and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laser Recording Systems, Inc. as of January 31, 1999, 1998, 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As we discussed in Note 2 to the financial statements, the Company discontinued operation in 1993 and liquidated most of its assets. As a result, all revenues and expenses were classified as non-operating items for the years of February 1, 1994 to January 31, 1999.


/s/ Tamas B. Revai

Certified Public Accountant

Brooklyn, NY

August 5, 1999

                          LASER RECORDING SYSTEMS, INC.
                                  BALANCE SHEET
                                   January 31,

ASSETS
                                                           1999            1998
CURRENT ASSETS:
Cash and Cash Equivalents                           $    10,498     $    13,656
                                                    -----------     -----------
Total Current Assets                                $    10,498     $    13,656
                                                    -----------     -----------
Total Assets                                        $    10,498     $    13,656
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued Expenses                                    $        --     $    44,846
   Total Current Liabilities                        $        --     $    44,846
Loan Payable-- Stockholder                          $        --     $   190,000
   Total Liabilities                                $        --     $   234,846
                                                    -----------     -----------

Stockholders' Equity
Preferred Stocks -- 2,200,729 Preferred
Shares; 225,321 Class B Cumulative
Preferred Shares; 1,080,000 Class C
Cumulative Convertible Preferred Shares
issued and outstanding on January 31, 1998
and 1997                                                            $ 2,507,364

Common Stocks -- 10,000,000 shares
authorized, 7,800,000 shares issued and
outstanding on January 31, 1999; 4,798,815
issued and outstanding on January 31, 1998          $ 7,408,910       4,574,865
Paid in Capital                                                          92,775
Retained Earnings                                    (7,398,412)     (7,396,194)
                                                    -----------     -----------
Total Stockholders' Equity                               10,498        (221,190)
                                                    -----------     -----------
Total Liabilities and Stockholders' Equity          $    10,498     $    13,656
                                                    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                         LASER RECORDING SYSTEMS, INC.
             STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS
                               For the Year Ended
                                January 31, 1999

                                                       1999             1998
                                                       ----             ----
Revenue:

Interest Income                                    $       123      $       120
Recovery of Bad Debts                                       --               --
                                                   -----------      -----------
Total Revenues                                     $       123      $       120
                                                   -----------      -----------

Expenses:

Document Storage                                   $        --      $        --
Administrative Expenses                                   2341              649
                                                   -----------      -----------
Total Expenses                                            2341              649
                                                   -----------      -----------
Net Income                                         $    (2,218)     $      (529)
Retained Earnings at Beginning of Year              (7,396,194)      (7,395,665)
                                                   -----------      -----------
Retained Earnings at End of Year                   $(7,398,412)     $(7,396,194)
                                                   ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                         LASER RECORDING SYSTEMS, INC.
                        ANALYSIS OF STOCKHOLDERS' EQUITY
                                  JANUARY 31,

                                                              1999           1998
                                                              ----           ----
Preferred Stocks -- 2,200,729 Preferred Shares;
225,321 Class B Cumulative Preferred Shares;
1,080,000 Class C Cumulative Convertible Preferred
Shares issued and outstanding                                         $ 2,507,364

Paid in Capital                                                            92,775

Conversion of all Preferred  Stocks to Common Stocks   $ 2,507,364
Conversion of Liabilities to Common Stocks                 233,906
Conversion of Paid in Capital to Common Stock               92,775
Common Stocks at the beginning of year                   4,574,865      4,574,865
                                                       -----------
7,800,000 Common Stock issued and outstanding          $ 7,408,910
                                                       -----------

Retained Earnings at the beginning of the year         $(7,396,194)   $(7,395,665)
Net Income/(Loss)                                           (2,218)          (529)
                                                       -----------    -----------
Retained Earnings at the end of the year               $(7,398,412)   $(7,396,194)
                                                       -----------    -----------

Total Stockholders' Equity                             $    10,498    $  (221,190)
                                                       -----------    -----------

    The accompanying notes are an integral part of the financial statements.

                         LASER RECORDING SYSTEMS, INC.
                            STATEMENT OF CASH FLOWS
                               For the Year Ended
                                  January 31,

                                                               1999         1998
                                                               ----         ----

Cash flows from operating activities:
Net Income                                                 $     --     $     --
                                                           --------     --------

Cash flows from financing activities:
Maintaining of the Corporate Entity                        $ (3,158)    $    411
                                                           --------     --------

Net cash provided by (used in) financing activities        $ (3,158)    $    411
                                                           --------     --------
Increase (Decrease) in Cash                                $ (3,158)    $    411
Cash -- Beginning of year                                    13,656       13,245
                                                           --------     --------
Cash -- End of Year                                        $ 10,498     $ 13,656
                                                           ========     ========

    The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC. NOTES TO FINANCIAL STATEMENTS JANUARY 31, 1999

Laser Recording Systems, Inc. (the Company) was organized in 1985 as the successor to several other businesses by the original founder. In 1988, Poly Ventures, Limited Partnership held approximately 70% of the outstanding voting shares and maintained a controlling interest in the Company until 1998. In 1998 several investors acquired the remaining interest from Poly Ventures.

As reported in form 10- Q, on October 31st 1993, the Company ceased operations and laid off all its employees on August 16 1993 . The Company handed over projects to their customers on that date. Since October 31st 1993, the Company did not file any reports with the Securities and Exchange Commission.

Note 1.

In 1998 several investors purchased from Poly Ventures 1,975,408 Common Shares, 2,200,729 Preferred Shares, 225,321 Class B Cumulative Preferred Shares and 1,080,000 Class C Cumulative Preferred Shares. Included in the purchased were two notes for the total of $190,000.

In 1999 all classes of the preferred shares, accrued dividends and interest, paid-in capital and loans payable were converted to capital stock. As a result the Company's board of Directors authorized issuing 3,001,185 Common Shares on January 15, 1999.

Note 2

The Company discontinued operation on August 16, 1993, however the Company maintain certain functions to continue the existence of the Corporation. Stockholders services and maintaining of records were handled on an ongoing basis. In 1999, the Company filed all necessary tax returns for the years of February 1, 1993 to January 31, 1999. For financial statement purposes all revenues and expenses are considered non-operating transactions from February 1, 1994 to the present.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The directors and executive officers of the Company are as follows:

Name                            Age   Position
----                            ---   --------

Carl Lanzisera                  60    Chairman of the Board, Treasurer and
                                      Director

Walter J. Hinchcliffe           67    President and Director

Carrie Niemiera                 37    Secretary and Director

Harvey Kash                     65    Director

Carl Lanzisera has for the last year been the President of Federated Securities, Inc., a registered broker-dealer. From 1997 to 1998 he was branch manager of an independent office of First Securities, Inc. Prior to that he was branch manager of an independent office of Myers Pollack & Robbins Securities. He has been registered with the NASD for more than 35 years and has been a registered securities principle for 25 years. He holds a M.S degree in business from Adelphi University.

Walter J. Hinchcliffe is and has been since 1976 a principal in the management consulting firm Reed Wilson & Company. He holds a B.B.A. degree in marketing and retailing.

Carrie Niemiera has been a building manager of a commercial office building in Melville, NY since 1989.

Harvey Kash was the President and founder of a Mineola NY consumer advisory service from 1992 until he joined the Company. From 1984 to 1991 he was the President and they co-founder of DKS Sales, Inc. a full-service manufacturer's representative in the areas of housework, hardware, lawn and garden furniture. He holds a BBA from the Baruch School of Business of the City University of New York.

The above officers and directors serve for a term of one year or until their successors have been elected.

Each of the Company's officers and directors holds other employment and is devoting only such time to the operation of the Company's business as its limited operations require.

Item 11. Executive Compensation

In November, 1997 the Board of Directors authorized the issuance of 500,000 shares of the Company's Common Stock to Mr. Hinchcliffe and 300,000 shares of such Common Stock to each of Messrs. Lanzisera and Kash and Ms. Niemiera upon activation of the Company. For the year ended January 31, 1999 no executive officers or directors of the Company were paid or accrued any additional remuneration. However, the Board of Directors has authorized the issuance of warrants to each of Messrs. Lanzisera and Hinchcliffe, Ms. Neimiera and Mr. Kash to purchase 300,000 shares, also upon activation of the Company.

No compensation has been or will be paid on account of services rendered by a director in such a capacity other than for the reasonable expenses incurred in connection with the Company's business.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of January 31, 1999, certain information with respect to the beneficial ownership of shares of Common Stock of (i) all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, and (ii) each director of the Company and each executive officer of the Company and (iii) all directors and executive officers of the Company has a group. The beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.


Name and Address of Beneficial Owner (1)               Shares Beneficially Owned
----------------------------------------               -------------------------

                                                         Number          Percent
                                                         ------          -------

Carl Lanzisera (2)                                      3,601,185          66.4%

Walter J. Hinchcliffe (3)                                 800,000           9.3%

Carrie Neiviera (4)                                       600,000           7.1%

Harvey Kash (5)                                           600,000           7.1%

All current directors and executive
officers as a group (4 persons)                         5,602,185          72.9%

(1) Except as otherwise indicated, (i) the shareholders named in the table have sole voting and investment power with respect to all shares beneficially owned by them and (ii) the address of all shareholders listed in the table is c/o Laser Recording Systems, Inc., PO Box 214, Huntington Station, NY 11746

(2) Includes 3,001,185 shares held by Mr. Lanzisera, 300,000 shares issuable within 60 days and a warrant to purchase an additional 300,000 shares exercisable within 60 days.

(3) Includes 500,000 shares issuable within 60 days and a warrant to purchase an additional 300,000 shares exercisable within 60 days.

(4) Includes 300,000 shares issuable within 60 days and a warrant to purchase an additional 300,000 shares exercisable within 60 days.

(5) Includes 300,000 shares issuable within 60 days and a warrant to purchase an additional 300,000 shares exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions

The Company occupies its principal executive offices on a month to month basis, free of charge, from its Chairman.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

All other schedules required by Regulation S-K are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LASER RECORDING SYSTEMS, INC.
                                          (Registrant)


                                    By:   /s/ Walter Hinchcliffe
                                          ----------------------------------
                                          Walter Hinchcliffe, President

Dated December 28, 1999

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date
---------                   -----                             ----


/s/ Carl Lanzisera          Chairman of the Board, Treasurer
------------------------    and Director                      December 28, 1999
Carl Lanzisera

/s/ Walter Hinchcliffe
------------------------
Walter Hinchcliffe          President and Director            December 28, 1999

/s/ Harvey Kash
------------------------
Harvey Kash                 Director                          December 28, 1999

/s Carrie Niemiera
------------------------
Carrie Niemiera             Secretary and Director            December 28, 1999