Form 10-Q
period 1999-04-30
LASER RECORDING SYSTEMS INC
filed 2000-01-07
CIK 855581

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10366

                          LASER RECORDING SYSTEMS, INC.
                 (Name of Small Business Issuer in Its Charter)

             NEW JERSEY                                     22-2582847

   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

          1359 New York Avenue
       Huntington Station, New York                            11746
   (Address of Principal Executive Offices)                  (Zip Code)

                                 (800) 786-1352
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,800,000 shares of the Company's Common Stock, no par value, were outstanding as of December 31, 1999.

Item 1 Financial Statements

                          LASER RECORDING SYSTEMS, INC.
                                  BALANCE SHEET

ASSETS
                                                     April 30,      January 31,
                                                       1999            1999
                                                    -----------     -----------
CURRENT ASSETS:
Cash and Cash Equivalents                           $    10,494     $    10,498
                                                    -----------     -----------
   Total Current Assets                             $    10,494     $    10,498
                                                    -----------     -----------
      Total Assets                                  $    10,494     $    10,498
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued Expenses                                    $        --     $        --
   Total Current Liabilities                                 --              --
Loan Payable--Stockholder                                    --              --
                                                    -----------     -----------
      Total Liabilities                             $        --     $        --
                                                    -----------     -----------

Stockholders' Equity
 Common Stocks - 10,000,000 shares
authorized,  7,800,000 issued and
outstanding on January 31, 1999 and April
30, 1999                                              7,408,910       7,408,910
 Paid-in Capital                                             --              --
Retained Earnings                                    (7,398,416)     (7,398,412)
   Total Stockholders' Equity                            10,494          10,498
                                                    -----------     -----------
Total Liabilities and Stockholders' Equity          $    10,494     $    10,498
                                                    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
              STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS

                                                        Three Months Ended
                                                             April 30
                                                       1999            1998
                                                       ----            ----
Revenue:

Interest Income                                     $        29     $        31
Recovery of Bad Debts                                        --              --
                                                    -----------     -----------
Total Revenues                                      $        29     $        31
                                                    -----------     -----------

Expenses:

Professional Fees                                            --              --
Taxes                                                        --              --
Bank Charges                                                 33             228
                                                    -----------     -----------
Total Expenses                                               33             228
                                                    -----------     -----------
Net Loss                                            $        (4)    $      (197)
Net loss per share                                  $     (0.00)    $     (0.00)
                                                    -----------     -----------
Shares used in computing net loss per share           7,800,000       4,798,815
                                                    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
                        ANALYSIS OF STOCKHOLDERS' EQUITY
                                    APRIL 30,

                                                              1999           1998
                                                              ----           ----
Preferred Stocks -- 2,200,729 Preferred Shares; 225,321
Class B Cumulative Preferred Shares; 1,080,000 Class C
Cumulative Convertible Preferred Shares issued and
outstanding                                                              $ 2,507,364

Paid in Capital                                                               92,775

Conversion of all Preferred  Stocks to Common Stocks      $ 2,507,364
Conversion of Liabilities to Common Stocks                    233,906
Conversion of Paid in Capital to Common Stock                  92,775
Common Stocks at the beginning of year                      4,574,865      4,574,865
                                                          ===========
7,800,000 Common Stock issued and outstanding             $ 7,408,910
                                                          ===========

Retained Earnings at the beginning of the year            $(7,398,412)   $(7,396,194)
Net Income/(Loss)                                                  (4)          (197)
                                                          -----------    -----------
Retained Earnings at the end of the year                  $(7,398,416)   $(7,396,391)
                                                          ===========    ===========

Total Stockholders' Equity                                $    10,494    $  (221,387)
                                                          ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                              LASER RECORDING SYSTEMS, INC.
                                 STATEMENT OF CASH FLOWS

                                                            Three Months Ended
                                                                 April 30
                                                             1999        1998
                                                             ----        ----
Cash flows from operating activities:
Net Income                                                       --          --
                                                           --------    --------

Cash flows from financing activities:
Accrued Expenses                                                           (940)
Maintaining of the Corporate Entity                              (4)       (197)
                                                           --------    --------

Net cash provided by (used in) financing activities              (4)     (1,137)
                                                           --------    --------
Increase (Decrease) in Cash                                      (4)     (1,137)
Cash -- Beginning of period                                  10,498      13,656
                                                           --------    --------
Cash -- End of period                                      $ 10,494    $ 12,519
                                                           ========    ========

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          AS OF APRIL 30, 1999 AND 1998

GENERAL

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying financial statements should be read in conjunction with the audited financial statements of Laser Recording Systems, Inc. for the fiscal year ended January 31, 1999 and the notes thereto contained in Laser Recording System, Inc. Annual report on Form 10-K, filed with the Securities and Exchange Commission.

Note 1

In 1998 several investors purchased from Poly Ventures 1,975,408 Common Shares, 2,200,729 Preferred Shares, 225,321 Class B Cumulative Preferred Shares and 1,080,000 Class C Cumulative Preferred Shares. Included in the purchased were two notes for the total of $190,000.

In 1999 all classes of the preferred shares, accrued dividends and interest, paid-in capital and loans payable were converted to capital stock. As a result the Company's board of Directors on January 15, 1999 authorized issuing 3,001,185 Common Shares for all liabilities and preferred stocks.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company has no sources of revenue. Expenses reflect only the minimum cost of maintaining the Company's operations and miscellaneous expenses associated with seeking a merger partner. In view of these limited operations, management does not believe that a comparison of specific line items from period to period it would be meaningful.

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the financial statements, at April 30, 1999 the Company had total assets of $10,494 and an accumulated deficit of $7,398,416. The Company obtains its entire financial support from loans from the Company's majority shareholder. As January 15, 1999 all outstanding shareholder loans, as well as all outstanding preferred stock, were converted into common stock. However, it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.
------------

27       Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LASER RECORDING SYSTEMS, INC.
                                    (Registrant)

Date: January 6, 2000

                                    /s/ Walter Hinchcliffe
                                    ------------------------------------------
                                    Walter Hinchcliffe
                                    President

Date: January 6, 2000

                                    /s/ Carl Lanzisera
                                    ------------------------------------------
                                    Carl Lanzisera
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)