Form 10-Q
period 1999-07-31
LASER RECORDING SYSTEMS INC
filed 2000-01-07
CIK 855581

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999 or

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

Item 1 Financial Statements

                          LASER RECORDING SYSTEMS, INC.
                                  BALANCE SHEET

ASSETS                                                             January 31,
                                                July 31, 1999         1999
                                                -------------      -----------
CURRENT ASSETS:
Cash and Cash Equivalents                        $     8,707       $    10,498
                                                 -----------       -----------
   Total Current Assets                          $     8,707       $    10,498
                                                 -----------       -----------
      Total Assets                               $     8,707       $    10,498
                                                 ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued Expenses                                 $        --       $        --
   Total Current Liabilities                              --                --
Loan Payable--Stockholder                                 --                --
                                                 -----------       -----------
      Total Liabilities                          $        --       $        --
                                                 -----------       -----------

Stockholders' Equity
Preferred Stocks - 2,200,7 to 9 Preferred
Shares; 225,321 Class B Cumulative
Preferred Shares; 1,080,000 Class C
Convertible Preferred Shares issued and
outstanding on January 31, 1998
 Common Stocks - 10,000,000 shares
authorized, 5,825,592 issued and
outstanding on Jan. 31, 1999; 4,798,815
issued and outstanding on Jan. 31, 1998            7,408,910         7,408,910
 Paid-in Capital                                          --
Retained Earnings                                 (7,400,203)       (7,398,412)
   Total Stockholders' Equity                          8,707            10,498
                                                 -----------       -----------
Total Liabilities and Stockholders' Equity       $     8,707       $    10,498
                                                 ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
              STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                                     Three Months Ended                    Six Months Ended
                                                                           July 31                              July 31
                                                                  1999               1998               1999               1998
                                                                  ----               ----               ----               ----
Revenue:

Interest Income                                                $        29        $        31        $        58        $        63
Recovery of Bad Debts                                                   --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
Total Revenues                                                 $        29        $        31        $        58        $        63
                                                               -----------        -----------        -----------        -----------

Expenses:

Professional Fees                                                       --              1,973                 --              1,973
Administrative Expenses                                                674                                   674
Taxes                                                                1,110                                 1,110                 --
Bank Charges                                                            33                 10                 65                238
                                                               -----------        -----------        -----------        -----------
Total Expenses                                                       1,817              1,983              1,849              2,211
                                                               -----------        -----------        -----------        -----------
Net Loss                                                            (1,788)            (1,952)            (1,791)            (2,148)
Net loss per share                                             $     (0.00)       $     (0.00)       $     (0.00)       $     (0.00)
                                                               -----------        -----------        -----------        -----------
Shares used in computing net loss per share                      7,800,000          4,798,815          7,800,000          4,798,815
                                                               ===========        ===========        ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
                        ANALYSIS OF STOCKHOLDERS' EQUITY
                                    JULY 31,

                                                                   1999             1998
                                                                   ----             ----
Preferred Stocks -- 2,200,729 Preferred Shares; 225,321 Class
B Cumulative Preferred Shares; 1,080,000 Class C
Cumulative Convertible Preferred Shares issued and
outstanding                                                                    $ 2,507,364

Paid in Capital                                                                     92,775

Conversion of all Preferred  Stocks to Common Stocks            $ 2,507,364
Conversion of Liabilities to Common Stocks                          233,906
Conversion of Paid in Capital to Common Stock                        92,775
Common Stocks at the beginning of year                            4,574,865      4,574,865
                                                                -----------
7,800,000 Common Stock issued and outstanding                   $ 7,408,910
                                                                ===========

Retained Earnings at the beginning of the year                  $(7,398,412)   $(7,396,194)
Net Income/(Loss)                                                    (1,791)          (197)
                                                                -----------    -----------
Retained Earnings at the end of the year                        $(7,400,203)   $(7,396,391)
                                                                -----------    -----------

Total Stockholders' Equity                                      $     8,707    $  (221,387)
                                                                ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS

                                                              Six Months Ended
                                                                  July 31
                                                                (Unaudited)
                                                             1999        1998
                                                             ----        ----
Cash flows from operating activities:
Net Income                                                 $     --    $     --
                                                           --------    --------

Cash flows from financing activities:
Maintaining of the Corporate Entity                          (1,791)     (2,148)
                                                           --------    --------

Net cash provided by (used in) financing activities          (1,791)     (2,148)
                                                           --------    --------
Increase (Decrease) in Cash                                  (1,791)     (2,148)
Cash -- Beginning of period                                  10,498      13,245
                                                           --------    --------
Cash -- End of period                                      $  8,707    $ 11,097
                                                           ========    ========

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               AS OF JULY 31, 1999

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

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the financial statements, at July 31, 1999 the Company had total assets of $7,597 and an accumulated deficit of $7,400,203. The Company obtains its entire financial support from loans from the Company's majority shareholder. As January 15, 1999 all outstanding shareholder loans, as well as all outstanding preferred stock, were converted into common stock. However, it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.
-----------

27    Financial Data Schedule.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LASER RECORDING SYSTEMS, INC.
                                    (Registrant)

Date: January 6, 2000

                                    /s/ Walter Hinchcliffe
                                    --------------------------------------------
                                    Walter Hinchcliffe
                                    President

Date: January 6, 2000

                                    /s/ Carl Lanzisera
                                    --------------------------------------------
                                    Carl Lanzisera
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)