Form 10-K405
period 2000-01-31
LASER RECORDING SYSTEMS INC
filed 2000-05-01
CIK 855581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 1-10366

                          LASER RECORDING SYSTEMS, INC.
             (Exact name of Registrant as specified in its Charter)

                     New Jersey                                 22-2582847
        (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

    1395 New York Avenue, Huntington Station, NY                     11746
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

                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES |X| NO |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 31, 2000 was approximately $270,000.

The number of shares of Registrant's Common Stock outstanding on January 31, 2000 was 10,000,000.

                 Revenue for the most recent fiscal year was $0.

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

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Company's securities through the three months ended January 31, 2000, is as follows:

Common Stock Bid                High        Low
----------------                -----       ---
      Three months ended
      April 30, 1998            $.02        $.01
      July 31, 1998             $.01        $.01
      October 31, 1998          $.01        $.01
      January 31, 1999          $.01        $.001
      April 30, 1999            $.03125     $.01
      July 31, 1999             $.03125     $.01
      October 31, 1999          $.03125     $.015
      January 31, 2000          $.12        $.011

The market for the Company's Common Stock is extremely thin, with actual transactions occurring only sporadically. As of January 31, 2000, the approximate number of holders of record of the Company's Common Stock was 750.

The Company has never paid cash dividends on its Common Stock. Payment of dividends is within the sole discretion of the Company's Board of Directors and depends, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

Item 6. Selected Financial Data

The following selected financial data should be read in connection with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. Such data have been derived from the financial statements audited by Tamas B. Revai, Certified Public Accountant.

                                            Fiscal Year Ended January 31
                                            ----------------------------
                                    1996(1)   1997       1998       1999       2000
                                  -------   -------    -------    -------    -------
Operating revenues                              --        --         --         --

Income (loss) from
continuing operations                        1,839      (529)    (2,218)    (4,014)

Income (loss) from
continuing operations per
common share                                    --        --         --         --

Total assets                                13,245    13,656     10,498      6,634
Long-term obligations and
redeemable preferred stock            --        --        --         --         --

Cash dividends declared per
common share                          --        --        --         --         --

(1) Financial statements were not prepared for the fiscal years ended January 31, 1996 because the Company had no operations during those years. See Notes to Financial Statements included elsewhere in this Report.

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

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at January 31, 2000 the Company had total assets of $6,634 and an accumulated deficit of $7,402,426. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Item 7A. Qutative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data.

                                 TAMAS B. REVAI

                           CERTIFIED PUBLIC ACCOUNTANT

                           CERTIFIED VALUATION ANALYST

                 6812 FORT HAMILTON PARKWAY, BROOKLYN, NY 11219

                       (718) 833-0982 Fax: (718) 833-3658

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

and Stockholder of

Laser Recording Systems, Inc.

We have audited the accompanying balance sheets of Laser Recording Systems, Inc. as of January 31, 2000, January 31, 1999, January 31, 1998 and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laser Recording Systems, Inc. as of January 31, 2000, 1999, 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As we discussed in Note 2 to the financial statements, the Company discontinued operation in 1993 and liquidated most of its assets. As a result, all revenues and expenses were classified as non-operating items for the years of February 1 1994 to January 31, 2000.

Tamas B. Revai

Certified Public Accountant

Brooklyn, New York

April 18, 2000

                          LASER RECORDING SYSTEMS, INC.

                                  BALANCE SHEET

                                   January 31,

ASSETS

                                             2000           1999           1998
CURRENT ASSETS:
Cash and Cash Equivalents             $     6,634    $    10,498    $    44,846
                                      -----------    -----------    -----------
   Total Current Assets               $     6,634    $    10,498    $    13,656
                                      -----------    -----------    -----------
     Total Assets                     $     6,634    $    10,498    $    13,656
                                      -----------    -----------    -----------

                      LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued Expenses                      $       150            -0-    $    44,846
                                      -----------    -----------    -----------
   Total Current Liabilities          $       150            -0-    $    44,846
                                      -----------    -----------    -----------
Loans Payable - Stockholder                   -0-            -0-    $   190,000
                                      -----------    -----------    -----------
     Total Liabilities                $       150           $-0-    $   234,846
                                      -----------    -----------    -----------

Stockholders' Equity:

Preferred Stocks - 2,200,729
Preferred Shares; 225,321
Class B Cumulative Preferred
Shares; 1,080,000 Class C
Cumulative Convertible
Preferred Shares issued and
outstanding on January 31,
1998                                                                $ 2,507,364

Common Stocks - 10,000,000
shares authorized, 10,000,000
issued and outstanding on
January 31, 2000 7,800,000
issued and outstanding on
January 31, 1999; 4,798,815
issued and outstanding on
January 31, 1998                      $ 7,408,910    $ 7,408,910    $ 4,574,865

Paid in Capital                                                     $    92,775

Retained Earnings                      (7,402,426)    (7,398,412)    (7,396,194)
                                      -----------    -----------    -----------
     Total Stockholders'
     Equity                           $     6,484    $    10,498    $  (221,190)
                                      -----------    -----------    -----------
Total Liabilities and
Stockholders' Equity                  $     6,634    $    10,498    $    13,656
                                      -----------    -----------    -----------

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.

              STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS

                               For the Year Ended

                                   January 31,

                                           2000            1999            1998
Revenue:
Interest Income                     $       127     $       123     $       120
                                    -----------     -----------     -----------
   Total Revenues                   $       127     $       123     $       120
                                    -----------     -----------     -----------

Expenses:
Administrative Expenses                   4,141           2,341             649
                                    -----------     -----------     -----------
   Total Expenses                         4,141           2,341             649
                                    -----------     -----------     -----------
     Net Income                          (4,014)         (2,218)           (529
                                    -----------     -----------     -----------
Retained Earnings at
Beginning of Year                    (7,398,412)     (7,396,194)     (7,395,665)
                                    -----------     -----------     -----------
Retained Earnings  at End
of Year                             $(7,402,426)    $(7,398,412)    $(7,396,194)
                                    -----------     -----------     -----------

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC

                             STATEMENT OF CASH FLOWS

                               For the Year Ended

                                   January 31,

                                                   2000         1999        1998
Cash flows from operating activities:
Net Income                                        $ -0-        $ -0-       $ -0-
                                               --------     --------    --------
Cash flows from financing
activities:
Maintaining of the Corporate
Entity                                         $ (3,864)      $(3158)   $    411
                                               --------     --------    --------
Net cash provided by (used in)
financing activities                           $ (3,864)      $(3158)   $    411
                                               --------     --------    --------

Increase (Decrease) in Cash                    $ (3,864)      $(3158)   $    411
                                               --------     --------    --------

Cash - Beginning of year                       $ 10,498     $ 13,656    $ 13,245
                                               --------     --------    --------
Cash -End of Year                              $  6,634     $ 10,498    $ 13,656
                                               --------     --------    --------

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.

                        ANALYSIS OF STOCKHOLDERS' EQUITY

                                   January 31,

                                              2000          1999           1998
                                       -----------   -----------    -----------
Preferred Stocks - 2,200,729                                          2,507,364
Preferred shares: 225,321

Class B Cumulative
Preferred Shares; 1,080,000
Class C

Cumulative Convertible
Preferred Shares issued and
outstanding

Paid in Capital                                                          92,775
4,798,815 shares Common
Stock issued and outstanding                                          4,574,865

Conversion of all Preferred
Stocks to Common Stocks                                2,507,364

Conversion of Liabilities
to Common Stocks                                         233,906

Conversion of Paid in
Capital to Common Stock                                   92,775

Common Stocks at the
beginning of year                        7,408,910     4,574,865
                                       -----------   -----------
7,800,000 shares Common
Stock issued and outstanding                           7,408,910
                                                     -----------
2,200,000 shares Common
Stock issued                                   -0-
                                       -----------
10,000,000 shares Common
Sock issued and outstanding              7,408,910
                                       -----------
Retained Earnings at the
beginning of the year                   (7,398,412)   (7,396,194)    (7,395,665)
Net Income/(Loss)                            (4014)       (2,218)          (529)
                                       -----------   -----------    -----------
Retained Earnings at the
end of the year                         (7,402,426)    7,398,412)   $(7,396,194)
                                       -----------   -----------    -----------
Total Stockholders' Equity                   6,484        10,498       (221,190)
                                       -----------   -----------    -----------

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         January 31, 2000, 1999 and 1998

GENERAL

Laser Recording Systems, Inc. (the Company) was organized in 1985 as the successor to several other businesses by the original founder. In 1988 Poly Ventures, Limited Partnership held approximately 70% of the outstanding voting shares and maintained a controlling interest in the Company until 1998. In 1998 several investors acquired the remaining interest from Poly Ventures.

As reported in form 10-Q, on October 31st 1993, the Company ceased operations and laid off all its employees on August 16th 1993. The Company handed over projects to their customers on that date. From October 31st 1993 to January 7, 2000, the Company did not file any reports with the Securities and Exchange Commission. On January 7, 2000 the Company filed Form 10-K for January 31, 1999 and the required Forms 10-Q for the following quarters.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the result for the periods shown. The result of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Note 1.

In 1998 several investors purchased from Poly Ventures 1,975,408 Common Shares, 2,200,729 Preferred Shares, 225,321 Class B Cumulative Preferred Shares and 1,080,000 Class C Cumulative Preferred Shares. Included in the purchase were two notes for the total of $190,000.

In 1999 all classes of the preferred shares, accrued dividend and interest, paid in capital and loans payable were converted to capital stock. As a result the Company's board of Directors on January 15, 1999 authorized issuing 3,001,185 Common Shares for all liabilities and preferred stocks. In lieu of compensation, the board of directors authorized issuing additional shares to the officers of the company. As of the date of the financial statements all 10,000,000 shares of the company were issued and outstanding. In addition, the officers received 1,200,000 warrants for future services. If the warrants will be exercised, the Company will have to buy back its stock on the open market.

Note 2.

The Company discontinued operation on August 16th 1993, however the Company maintained certain functions to continue the existence of the corporation. Stockholders services and maintaining of records were handled on an ongoing basis. In 1999, the Company filed all necessary tax returns for the years of February 1, 1993 to January 31, 1999. For financial statement purposes all revenues and expenses are considered non-operating transactions from February 1, 1994 to the present.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The directors and executive officers of the Company are as follows:

Name                            Age   Position
----                            ---   --------
Carl Lanzisera                  61    Chairman of the Board, Treasurer and
                                      Director
Walter J. Hinchcliffe           68    President and Director
Carrie Niemiera                 38    Secretary and Director
Harvey Kash                     66    Director

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

Item 11. Executive Compensation

In November, 1997 the Board of Directors authorized the issuance of 1,100,000 shares of the Company's Common Stock to Mr. Lanzisera, 500,000 shares of the Company's Common Stock to Mr. Hinchcliffe and 300,000 shares of such Common Stock to each of Mr. Kash and Ms. Niemiera. For the year ended January 31, 1999 no executive officers or directors of the Company were paid or accrued any additional remuneration. However, the Board of Directors has authorized the issuance of warrants to each of Messrs. Lanzisera and Hinchcliffe, Ms. Neimiera and Mr. Kash to purchase 300,000 shares, also upon activation of the Company.

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

Name and Address of Beneficial Owner(1)     Shares Beneficially Owned
---------------------------------------     -------------------------
                                               Number       Percent
                                               ------       -------
Carl Lanzisera (2)                           6,376,593       69.3%
Walter J. Hinchcliffe (3)                      800,000        7.8%
Carrie Neiviera (4)                            600,000        5.8%
Harvey Kash (5)                                600,000        5.8%
All current directors and executive
officers as a group (4 persons)              8,376,593       74.8%

(1) Except as otherwise indicated, (i) the shareholders named in the table have sole voting and investment power with respect to all shares beneficially owned by them and (ii) the address of all shareholders listed in the table is c/o Laser Recording Systems, Inc., PO Box 214, Huntington Station, NY 11746

(2) Includes 6,076,593 shares held by Mr. Lanzisera, and a warrant to purchase an additional 300,000 shares exercisable within 60 days.

(3) Includes 500,000 shares and a warrant to purchase an additional 300,000 shares exercisable within 60 days.

(4) Includes 300,000 shares and a warrant to purchase an additional 300,000 shares exercisable within 60 days.

(5) Includes 300,000 shares and a warrant to purchase an additional 300,000 shares exercisable within 60 days.

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

Dated April 28, 2000

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date
---------                   -----                             ----


/s/ Carl Lanzisera          Chairman of the Board, Treasurer  April 28, 2000
------------------------    and Director
Carl Lanzisera


/s/ Walter Hinchcliffe      President and Director            April 28, 2000
------------------------
Walter Hinchcliffe

/s/ Harvey Kash             Director                          April 28, 2000
------------------------
Harvey Kash

/s/ Carrie Niemiera         Secretary and Director            April 28, 2000
------------------------
Carrie Niemiera