Form 10-Q
period 2000-04-30
LASER RECORDING SYSTEMS INC
filed 2000-06-28
CIK 855581

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000 or

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock, $.001 par value, were outstanding as of June 26, 2000.

Item 1 Financial Statements

                          LASER RECORDING SYSTEMS, INC.
                                  BALANCE SHEET

ASSETS
                                               April 30, 2000   January 31, 2000
CURRENT ASSETS:
Cash and Cash Equivalents                        $     4,562      $    10,494
                                                 -----------      -----------
   Total Current Assets                          $     4,562      $    10,494
                                                 -----------      -----------
     Total Assets                                $     4,562      $    10,494
                                                 ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Common Stocks - 10,000,000 shares authorized,
10,000,000 issued and outstanding                  7,408,910        7,408,910
Paid-in Capital                                           --               --
Retained Earnings                                 (7,404,348)      (7,398,416)
  Total Stockholders' Equity                           4,562           10,494
                                                 -----------      -----------
Total Liabilities and Stockholders' Equity       $     4,562      $    10,494
                                                 ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
              STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS

                                                         Three Months Ended
                                                              April 30
                                                        2000           1999
                                                        ----           ----

Revenues:

Interest Income                                     $         9     $        29
Recovery of Bad Debts                                        --              --
                                                    -----------     -----------
Total Revenues                                      $         9     $        29
                                                    -----------     -----------

Expenses:

Administrative Expenses                             $     1,881     $        33
Taxes                                               $        50
                                                    -----------     -----------
Total Expenses                                      $     1,931     $        33
                                                    -----------     -----------
Net Loss                                            $    (1,922)    $        (4)
Net loss per share                                  $     (0.00)    $     (0.00)
                                                    -----------     -----------
Shares used in computing net loss per share          10,000,000      10,000,000
                                                    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
                           For the Three Months Ended
                                    April 30

                                                             2000        1999
                                                             ----        ----
Cash flows from operating activities:
Net Loss                                                   $     --    $     --
                                                           --------    --------

Cash flows from financing activities:
Accrued Expenses                                           $   (150)   $     --
Maintaining of the Corporate Entity                        $ (1,922)   $     (4)
                                                           --------    --------

Net cash provided by (used in) financing activities        $ (2,072)   $     (4)
                                                           --------    --------
Increase (Decrease) in Cash                                $ (2,072)   $     (4)
Cash -- Beginning of Period                                   6,634      10,498
                                                           --------    --------
Cash -- End of Period                                      $  4,562    $ 10,494
                                                           ========    ========

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2000

GENERAL

Laser Recording Systems, Inc. (the Company) was organized in 1985 as the successor to several other businesses by the original founder. In 1988, Poly Ventures, Limited Partnership held approximately 70% of the outstanding voting shares and maintained a controlling interest in the Company until 1998. In 1998 several investors acquired the remaining interest from Poly Ventures.

As reported in Form 10-Q, on October 31st 1993, the Company ceased operations and laid off all its employees on August 16 1993. The Company handed over projects to their customers on that date. From October 31st 1993 to January 7, 2000, the Company did not file any reports with the Securities and Exchange Commission. On January 7, 2000 the Company filed Form 10-K for January 31, 1999 and the required forms 10Q for the following quarters, and on May, 1, 2000 the Company filed Form 10-K for the fiscal year ended January 31, 2000.

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

The accompanying financial statements should be read in conjunction with the audited financial statements of Laser Recording Systems, Inc. for the fiscal year ended January 31, 2000 and the notes thereto contained in Laser Recording System, Inc. Annual report on Form 10-K, filed with the Securities and Exchange Commission.

Note 1

In 1998 several investors purchased from Poly Ventures 1,975,408 Common Shares, 2,200,729 Preferred Shares, 225,321 Class B Cumulative Preferred Shares and 1,080,000 Class C Cumulative Preferred Shares. Included in the purchased were two notes for the total of $190,000.

In 1999 all classes of the preferred shares, accrued dividends and interest, paid-in capital and loans payable were converted to capital stock. As a result the Company's board of Directors on January 15, 1999 authorized issuing 3,001,185 Common Shares for all liabilities and preferred stocks. In lieu of compensation, the Board of Directors authorized issuing additional shares to the officers of the Company. As of the date of the financial statements, all 10,000,000 shares of the Company were issued and outstanding. In addition, the officers received 1,200,000 of warrants for future services. If the warrants are exercised, the Company will have to buy back its stock on the open market.

Note 2

The Company discontinued operation on August 16, 1993. However the Company maintained certain functions to continue the existence of the Corporation. Stockholders services and maintaining of records were handled on an ongoing basis. In 1999, the Company filed all necessary tax returns for the years of February 1, 1993 to January 31, 1999. For financial statement purposes all revenues and expenses are considered non-operating transactions from February 1, 1994 to the present.

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

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the financial statements, at April 30, 2000 the Company had total assets of $4,562 and an accumulated deficit of $7,404,348. The Company obtains its entire financial support from loans from the Company's majority shareholder. As January 15, 1999 all outstanding shareholder loans, as well as all outstanding preferred stock, were converted into common stock. However, it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

                                    LASER RECORDING SYSTEMS, INC.
                                    (Registrant)


Date: June 28, 2000                 /s/ Walter Hinchcliffe
                                    --------------------------------------------
                                    Walter Hinchcliffe
                                    President


Date: June 28, 2000                 /s/ Carl Lanzisera
                                    --------------------------------------------
                                    Carl Lanzisera
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)