Form 10-Q
period 2000-07-31
LASER RECORDING SYSTEMS INC
filed 2000-09-25
CIK 855581

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000 or

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock, $.001 par value, were outstanding as of September 21, 2000.

Item 1 Financial Statements

                          LASER RECORDING SYSTEMS, INC.
                                  BALANCE SHEET

ASSETS
                                                            July 31, 2000  January 31, 2000
CURRENT ASSETS:
Cash and Cash Equivalents                                    $     2,347      $    10,494
                                                             -----------      -----------
    Total Current Assets                                     $     2,347      $    10,494
                                                             -----------      -----------
        Total Assets                                         $     2,347      $    10,494
                                                             -----------      -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Loan Payable -- Officer                                      $    10,000               --
                                                             -----------      -----------
    Total Current Liabilities                                $    10,000               --
                                                             -----------      -----------

Stockholders' Equity
Common Stocks - 10,000,000 shares
authorized,  10,000,000 issued and
outstanding                                                    7,408,910        7,408,910
 Paid-in Capital                                                   1,400               --
Retained Earnings                                             (7,417,963)      (7,398,416)
                                                             -----------      -----------
        Total Stockholders' Equity                           $    (7,653)          10,494
                                                             -----------      -----------
Total Liabilities and Stockholders' Equity                   $     2,347      $    10,494
                                                             -----------      -----------

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
              STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS

                                                     Six Months Ended             Three Months Ended
                                                         July 31                        July 31
                                                  2000             1999           2000             1999
                                                  ----             ----           ----             ----
Revenues:

Interest Income                               $          9    $         58    $         --    $         29
                                              ------------    ------------    ------------    ------------
     Total Revenues                           $          9    $         58    $         --    $         29
                                              ------------    ------------    ------------    ------------

Expenses:

Administrative Expenses                       $      8,667    $        739    $      6,796    $        707
Directors' Fees                               $      1,400              --    $      1,400              --
Taxes                                         $      5,469    $      1,110    $      5,419    $      1,110
                                              ------------    ------------    ------------    ------------
Total Expenses                                $     15,546    $      1,849    $     13,615    $      1,817
                                              ------------    ------------    ------------    ------------
Net Loss                                      $    (15,537)   $     (1,791)   $    (13,615)   $     (1,788)
                                              ============    ============    ============    ============
Net loss per share                            $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
Shares used in computing net loss per share     10,000,000      10,000,000      10,000,000      10,000,000

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
                            For the Six Months Ended
                                     July 31

                                                         2000        1999
                                                         ----        ----
Cash flows from operating activities:
Net Loss                                              $     --    $     --
                                                      --------    --------

Cash flows from financing activities:
Accrued Expenses                                      $   (150)   $     --
Capital Contribution                                  $  1,400
Loan from Officer                                     $ 10,000
                                                      --------    --------
Maintaining of the Corporate Entity                   $(15,537)   $ (1,791)
                                                      --------    --------

Net cash provided by (used in) financing activities   $ (4,287)   $ (1,791)
                                                      --------    --------
Increase (Decrease) in Cash                           $ (4,287)   $ (1,791)
Cash -- Beginning of Period                              6,634      10,498
                                                      --------    --------
Cash -- End of Period                                 $  2,347    $  8,707
                                                      ========    ========

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               AS OF JULY 31, 2000

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

In 1999 all classes of the preferred shares, accrued dividends and interest, paid-in capital and loans payable were converted to capital stock. As a result the Company's board of Directors on January 15, 1999 authorized issuing 3,001,185 Common Shares for all liabilities and preferred stocks. In lieu of compensation, the Board of Directors authorized issuing additional shares to the officers of the Company. As a result, the Company recognized $1,400 director fees and the same amount was credited against Paid In Capital. As of the date of the financial statements, all 10,000,000 shares of the Company were issued and outstanding. In addition, the officers received 1,800,000 of warrants for future services. If the warrants are exercised, the Company will have to buy back its stock on the open market.

Note 2

The Company discontinued operation on August 16, 1993, however the Company maintained certain functions to continue the existence of the Corporation. Stockholders services and maintaining of records were handled on an ongoing basis. In 1999, the Company filed all necessary tax returns for the years of February 1, 1993 to January 31, 1999. For financial statement purposes all revenues and expenses are considered non-operating transactions from February 1, 1994 to the present.

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

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the financial statements, at July 31, 2000 the Company had total assets of $2,347 and an accumulated deficit of $7,417,963. The Company obtains its entire financial support from loans from the Company's majority shareholder. As January 15, 1999 all outstanding shareholder loans, as well as all outstanding preferred stock, were converted into common stock, and during the quarter ended July 31, 2000 the majority shareholder lent the Company an additional $10,000. However, it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

                                  LASER RECORDING SYSTEMS, INC.
                                  (Registrant)

Date: September 25, 2000
                                  /s/ Walter Hinchcliffe
                                  ------------------------------------------
                                  Walter Hinchcliffe
                                  President

Date: September 25, 2000
                                  /s/ Carl Lanzisera
                                  ------------------------------------------
                                  Carl Lanzisera
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)