Form 10-Q
period 2000-10-31
LASER RECORDING SYSTEMS INC
filed 2000-12-15
CIK 855581

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended October 31, 2000 or

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock, $.001 par value, were outstanding as of November 15, 2000.

Item 1 Financial Statements

                             LASER RECORDING SYSTEMS, INC.
                                     BALANCE SHEET


ASSETS
                                                    October 31,     January 31,
                                                    2000            2000
CURRENT ASSETS:
Cash and Cash Equivalents                           $     1,121     $    10,494
                                                    -----------     -----------
    Total Current Assets                            $     1,121     $    10,494
                                                    -----------     -----------
        Total Assets                                $     1,121     $    10,494
                                                    -----------     -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Loan Payable -- Officer                             $    10,000              --
                                                    -----------     -----------
    Total Current Liabilities                       $    10,000              --
                                                    -----------     -----------

Stockholders' Equity
Common Stocks - 10,000,000 shares                     7,408,910       7,408,910
authorized,  10,000,000 issued and
outstanding
 Paid-in Capital                                          1,400              --
Retained Earnings                                    (7,419,189)     (7,398,416)
                                                    -----------     -----------
        Total Stockholders' Equity                  $    (8,879)         10,494
                                                    -----------     -----------
Total Liabilities and Stockholders' Equity          $     1,121     $    10,494
                                                    -----------     -----------

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
              STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS

                                                     Nine Months Ended             Three Months Ended
                                                         October 31                    October 31
                                                   2000             1999          2000             1999
                                                   ----             ----          ----             ----
Revenues:

Interest Income                               $          9    $         88    $         --    $         30
                                              ------------    ------------    ------------    ------------
     Total Revenues                           $          9    $         88    $         --    $         30
                                              ------------    ------------    ------------    ------------

Expenses:

Administrative Expenses                       $      9,903    $      2,339    $      1,226
Directors' Fees                               $      1,400              --                              --
Taxes                                         $      5,469    $      1,110
                                              ------------    ------------    ------------    ------------
Total Expenses                                $     16,772    $      3,449    $      1,226    $      1,600
                                              ------------    ------------    ------------    ------------
Net Loss                                      $    (16,763)   $     (3,361)   $     (1,226)   $     (1,570)
                                              ============    ============    ============    ============
Net loss per share                            $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
Shares used in computing net loss per share     10,000,000      10,000,000      10,000,000      10,000,000

    The accompanying notes are an integral part of the financial statements.

                             LASER RECORDING SYSTEMS, INC.
                                STATEMENT OF CASH FLOWS
                               For the Nine Months Ended
                                      October 31

                                                        2000           1999
                                                        ----           ----
Cash flows from operating activities:
Net Loss                                            $        --     $        --
                                                    -----------     -----------

Cash flows from financing activities:
Maintaining of the Corporate Entity                 $    16,763     $    (3,361)
Accrued Expenses                                    $      (150)             --
Capital Contribution                                                         --
Loan from Officer                                   $    10,000              --
                                                    -----------     -----------
Net cash provided by (used in) financing activities $    (6,913)    $    (3,361)
                                                    -----------     -----------

Cash flows from investing activities
  Paid in capital                                   $     1,400              --
                                                    -----------     -----------
Net cash provided by investing activities           $     1,400              --
                                                    -----------     -----------

Increase (Decrease) in Cash                         $    (5,313)    $    (3,361)
Cash -- Beginning of Period                               6,634          10,498
                                                    -----------     -----------
Cash -- End of Period                               $     1,121     $     7,137
                                                    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 2000

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

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the financial statements, at October 31, 2000 the Company had total assets of $1,121 and an accumulated deficit of $7,419,189. The Company obtains its entire financial support from loans from the Company's majority shareholder. As January 15, 1999 all outstanding shareholder loans, as well as all outstanding preferred stock, were converted into common stock, and during the quarter ended July 31, 2000 the majority shareholder lent the Company an additional $10,000. However, it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

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


                                  LASER RECORDING SYSTEMS, INC.
                                  (Registrant)

Date: December 15, 2000
                                  /s/ Walter Hinchcliffe
                                  -------------------------------------------
                                  Walter Hinchcliffe
                                  President

Date: December 15, 2000
                                  /s/ Carl Lanzisera
                                  -------------------------------------------
                                  Carl Lanzisera
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)