Form 10-K405
period 2001-01-31
LASER RECORDING SYSTEMS INC
filed 2001-04-30
CIK 855581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K405

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2001

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

                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES |X| NO |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 27, 2001 was approximately $34,090.

The number of shares of Registrant's Common Stock outstanding on April 27, 2001 was 10,000,000.

                Revenue for the most recent fiscal year was $9.

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

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Company's securities through the three months ended January 31, 2001, is as follows:

            Common Stock Bid                                        High                     Low
            ----------------                                        -----                    ---
           Three months ended
           April 30, 1999                                          $.03125                  $.01
           July 31, 1999                                            .03125                   .01
           October 31, 1999                                         .03125                  .015
           January 31, 2000                                            .12                  .011
           April 30, 2000                                              .01                   .01
           July 31, 2000                                              .025                  .025
           October 31, 2000                                           .025                   .03
           January 31, 2001                                           .025                   .03

The market for the Company's Common Stock is extremely thin, with actual transactions occurring only sporadically. As of April 27, 2001, the approximate number of holders of record of the Company's Common Stock was 750.

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

                                                                      Fiscal Year Ended January 31
                                                                      ----------------------------
                                                      1997         1998          1999         2000          2001
                                                      ----         ----          ----         ----          ----
Operating revenues                                      --           --            --           --            --
Income (loss) from continuing operations             1,839         (529)       (2,218)      (4,014)      (22,061)
Income (loss) from continuing operations per            --           --            --           --            --
common share
Total assets                                        13,245       13,656        10,498        6,634         2,023
Long-term obligations and redeemable preferred          --           --            --           --            --
stock
Cash dividends declared per common share                --           --            --           --            --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company has no sources of revenue. Expenses reflect only the minimum cost of maintaining the Company's operations and miscellaneous expenses associated with seeking a merger partner. In view of these limited operations, management does not believe that a comparison of specific line items from period to period it would be meaningful. The increase in the Company's net loss from $4,014 for the fiscal year ended January 31, 2000 to $22,061 for the fiscal year ended

January 31 2001 reflected primarily costs associated with pursuing on a more active basis a potential merger candidate.

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at January 31, 2001 the Company had total assets of $2,023 and an accumulated deficit of $7,424,487. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Item 7A. Qutative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data.

                                 TAMAS B. REVAI

                           CERTIFIED PUBLIC ACCOUNTANT

                           CERTIFIED VALUATION ANALYST

                 68-12 FORT HAMILTON PARKWAY, BROOKLYN, NY 11219

                       (718) 833-0982 Fax: (718) 833-3658

                              e-mail: Revai@usa.com

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
and Stockholder of
Laser Recording Systems, Inc.

We have audited the accompanying balance sheets of Laser Recording Systems, Inc. as of January 31, 2001, January 31, 2000 and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laser Recording Systems, Inc. as of January 31, 2001, 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As we discussed in Note 2 to the financial statements, the Company discontinued operation in 1993 and liquidated most of its assets. As a result, all revenues and expenses were classified as non-operating items for the years of February 1 1994 to January 31, 2001.


Tamas B. Revai
Certified Public Accountant
Brooklyn, New York
March 24, 2001

                          LASER RECORDING SYSTEMS, INC.

                                  BALANCE SHEET
                                   January 31,

ASSETS
                                                       2001              2000
CURRENT ASSETS:
Cash and Cash Equivalents                             $2,023            $6,634
                                                      ------            ------
     Total Current Assets                             $2,023            $6,634
                                                      ------            ------
         Total Assets                                 $2,023            $6,634
                                                      ------            ------

                      LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued Expenses                                        $200              $150
                                                     -------               ---
 Total Current Liabilities                              $200              $150
Loans Payable - Stockholder                          $16,000               -0-
                                                     -------               ---
         Total Liabilities                           $16,200              $150
                                                     -------              ----

Stockholders' Equity:
Common Stocks - 10,000,000
shares authorized, 10,000,000
issued and outstanding
on January 31, 2001 7,800,000
issued and outstanding on
January 31, 1999; 4,798,815
issued and outstanding on
January 31, 1998                                 $ 7,408,910       $ 7,408,910
Paid in Capital                                        1,400               -0-
Retained Earnings/(Deficit)                       (7,424,487)       (7,402,426)
                                                 -----------       -----------
         Total Stockholders'
         Equity                                  $   (14,177)      $     6,484
                                                 -----------       -----------
Total Liabilities and
Stockholders' Equity                             $     2,023       $     6,634
                                                 -----------       -----------

The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
              STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS
                               For the Year Ended
                                   January 31,

                                               2001               2000
Revenue:
Interest Income                             $         9       $       127
                                            -----------       -----------
  Total Revenues                            $         9       $       127
                                            -----------       -----------

Expenses:
Directors Fees                              $     1,400              $-0-
Administrative Expenses                          15,001             4,141
Taxes                                             5,669               -0-
                                            -----------       -----------
  Total Expenses                                 22,070             4,141
                                            -----------       -----------
     Net Income                                 (22,061)           (4,014)
                                            -----------       -----------
Retained Earnings at Beginning of Year       (7,402,426)       (7,398,412)
                                            -----------       -----------
Retained Earnings at End of Year            $(7,424,487)      $(7,402,426)
                                            -----------       -----------

The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC
                             STATEMENT OF CASH FLOWS
                               For the Year Ended
                                   January 31,

                                                            2001           2000
Cash flows from operating activities:
Net Income                                                   $-0-           $-0-
                                                         --------       --------
Cash flows from financing activities:
Maintaining of the Corporate Entity                      $(22,061)      $ (3,864)
Accrued Expenses                                               50            -0-
Loans Payable - Stockholder                                16,000            -0-
                                                         --------       --------
Net cash provided by (used in) financing activities      $(6,011 )      $ (3,864)
                                                         --------       --------
Cash flows from investing activities:
Paid In Capital                                             $1400            -0-
                                                         --------       --------
Net cash provided by investing activities                   $1400            -0-
                                                         --------       --------
Increase (Decrease) in Cash                              $ (4,611)      $ (3,864)
                                                         --------       --------
Cash - Beginning of Period                               $  6,634       $ 10,498
                                                         --------       --------
Cash - End of Year Period                                $  2,023       $  6,634
                                                         --------       --------

The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
                        ANALYSIS OF STOCKHOLDERS' EQUITY
                                   January 31,

                                               2001             2000
                                               ----             ----
10,000,000 shares Common Sock issued        7,408,910        7,408,910
                                            ---------        ---------
and outstanding
Paid in Capital                                 1,400              -0-
                                            ---------       ----------
Retained Earnings at the beginning of      (7,402,426)      (7,398,412)
the year
Net Income/(Loss)                             (22,061)          (4,014)
                                           ----------       ----------
Retained Earnings at the end of the year   (7,424,487)      (7,402,426)
                                           ----------       ----------

Total Stockholders' Equity                    (14,177)           6,484
                                           ----------       ----------

The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         January 31, 2001, and 2000

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

In 1999 all classes of the preferred shares, accrued dividend and interest, paid in capital and loans payable were converted to capital stock. As a result the Company's board of Directors on January 15, 1999 authorized issuing 3,001,185 Common Shares for all liabilities and preferred stocks. In lieu of compensation, the board of directors authorized issuing additional shares to the officers of the company. Therefore, the Company recognized $1,400 directors fees and the same amount were credited against Paid In Capital. As of the date of the financial statements all 10,000,000 shares of the company were issued and outstanding. In addition, the officers received 1,800,000 warrants for future services. If the warrants will be exercised, the Company will have to buy back its stock on the open market.

Note 2.

The Company discontinued operation on August 16th 1993, however the Company maintained certain functions to continue the existence of the corporation. Stockholders services and maintaining of records were handled on an ongoing basis. In 1999, the Company filed all necessary tax returns for the years of February 1, 1993 to January 31, 2000. For financial statement purposes all revenues and expenses are considered non-operating transactions from February 1, 1994 to the present.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

       The directors and executive officers of the Company are as follows:

Name                             Age       Position
----                             ---       --------

Carl Lanzisera                   62        Chairman of the Board, Treasurer and
                                           Director

Walter J. Hinchcliffe            69        President and Director

Carrie Niemiera                  39        Secretary and Director

Harvey Kash                      67        Director

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

Harvey Kash was the President and founder of a Mineola NY consumer advisory service from 1992 until he joined the Company. From 1984 to 1991 he was the President and the co-founder of DKS Sales, Inc. a full-service manufacturer's representative in the areas of housework, hardware, lawn and garden furniture. He holds a BBA from the Baruch School of Business of the City University of New York.

The above officers and directors serve for a term of one year or until their successors have been elected.

Each of the Company's officers and directors holds other employment and is devoting only such time to the operation of the Company's business as its limited operations require.

Item 11. Executive Compensation

In November, 1997 the Board of Directors authorized the issuance of 1,100,000 shares of the Company's Common Stock to Mr. Lanzisera, 500,000 shares of the Company's Common Stock to Mr. Hinchcliffe and 300,000 shares of such Common Stock to each of Mr. Kash and Ms. Niemiera. For the year ended January 31, 2000 no executive officers or directors of the Company were paid or accrued any additional remuneration. However, the Board of Directors has authorized the issuance of warrants to each of Messrs. Lanzisera and Hinchcliffe, Ms. Neimiera and Mr. Kash to purchase 300,000 shares, also upon activation of the Company.

No compensation has been or will be paid on account of services rendered by a director in such a capacity other than for the reasonable expenses incurred in connection with the Company's business.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of January 31, 2001, certain information with respect to the beneficial ownership of shares of Common Stock of (i) all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, and (ii) each director of the Company and each executive officer of the Company and (iii) all directors and executive officers of the Company has a group. The beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.

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


                                          LASER RECORDING SYSTEMS, INC.
                                          (Registrant)

                                           By: /s/Walter Hinchcliffe
                                               Walter Hinchcliffe, President

Dated April 30, 2001

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                                                      Date
---------                          -----                                                      ----
/s/ Carl Lanzisera                 Chairman of the Board, Treasurer and Director              April 30, 2001
------------------------
Carl Lanzisera


/s/ Walter Hinchcliffe             President and Director                                     April 30, 2001
------------------------
Walter Hinchcliffe

Signature                          Title                                                      Date
---------                          -----                                                      ----


/s/ Harvey Kash                    Director                                                   April 30, 2001
------------------------
Harvey Kash


/s/ Carrie Niemiera                Secretary and Director                                     April 30, 2001
------------------------
Carrie Niemiera