Form 10-Q
period 2001-04-30
LASER RECORDING SYSTEMS INC
filed 2001-06-25
CIK 855581

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001 or

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock, $.001 par value, were outstanding as of June 22, 2001.

Item 1 Financial Statements

                          LASER RECORDING SYSTEMS, INC.
                                  BALANCE SHEET

ASSETS
                                             April 30, 2001
CURRENT ASSETS:
Cash and Cash Equivalents                                           $     3,298
                                                                    -----------
    Total Current Assets                                            $     3,298
                                                                    -----------
        Total Assets                                                $     3,298
                                                                    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                              CURRENT LIABILITIES

Loan Payable -- Officer                                             $    20,000
                                                                    -----------
    Total Current Liabilities                                       $    20,000
                                                                    -----------

Stockholders' Equity
Common Stocks - 10,000,000 shares authorized,
10,000,000 issued and outstanding                                     7,408,910
 Paid-in Capital                                                          1,400
Retained Earnings                                                    (7,427,012)
                                                                    -----------
        Total Stockholders' Equity                                  $   (16,702)
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $     3,298
                                                                    -----------

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
              STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS

                                                       Three Months Ended
                                                            April 30
                                                       2001            2000
                                                       ----            ----

Revenues:

Interest Income                                    $         --    $          9
                                                   ------------    ------------
     Total Revenues                                $         --    $          9
                                                   ------------    ------------

Expenses:

Administrative Expenses                            $      2,471    $      1,881
Taxes                                              $         54    $         50
                                                   ------------    ------------
Total Expenses                                     $      2,525    $      1,931
                                                   ------------    ------------
Net Loss                                           $     (2,525)   $     (1,922)
                                                   ============    ============
Net loss per share                                 $      (0.00)   $      (0.00)

Shares used in computing net loss per
share                                                10,000,000      10,000,000

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
                           For the Three Months Ended
                                    April 30

                                                              2001        2000
                                                              ----        ----

Cash flows from operating activities:
Net Loss                                                    $    --     $    --
                                                            -------     -------

Cash flows from financing activities:
Loan from Shareholder                                         4,000          --
Accrued Expenses                                               (200)       (150)
Maintaining the Corporate Entity                            (2, 525)     (1,922)
                                                            -------     -------
Net cash provided by (used in) financing activities         $ 1,275     $(2,072)
                                                            -------     -------

Increase (Decrease) in Cash                                 $ 1,275     $(2,072)
                                                            -------     -------
Cash -- Beginning of Period                                   2,023       6,634
                                                            -------     -------
Cash -- End of Period                                       $ 3,298     $ 4,562
                                                            =======     =======

    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2001

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

Note 1

As of the date of the financial statements, all 10,000,000 shares of the Company were issued and outstanding. In addition, the officers hold 1,800,000 of warrants which they received for future services. If the warrants are exercised, the Company will have to buy back its stock on the open market.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company has no sources of revenue. Expenses reflect only the minimum cost of maintaining the Company's operations and miscellaneous expenses associated with seeking a merger partner. In view of these limited operations, management does not believe that a comparison of specific line items from period to period it would be meaningful. The increase in the Company's net loss from $1,922 for the the quarter ended April 30, 2000 to $2,525 for the fiscal year ended April 30, 2001 reflected primarily costs associated with pursuing on a more active basis a potential merger candidate.

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at April 30, 2001 the Company had total assets of $3,298 and an accumulated deficit of $7,427,012. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

PART II -- OTHER INFORMATION

Item 5. Other Information

The Company's Annual Report on Form 10-K incorrectly indicated that Carl Lanzisera holds warrants to purchase 300,000 shares of the Company's common stock. The correct number is 900,000. The total number of shares beneficially owned by Mr. Lanzisera is 6,976,593, and his percentage beneficial ownership is 64.0%.

Item 6. Exhibits and Reports on Form 8-K

      N/A

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LASER RECORDING SYSTEMS, INC.
                                    (Registrant)

Date: June 25, 2001


                                    /s/ Walter Hinchcliffe
                                    ------------------------------------------
                                    Walter Hinchcliffe
                                    President

Date: June 25, 2001


                                    /s/ Carl Lanzisera
                                    ------------------------------------------
                                    Carl Lanzisera
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)