Form 10-Q
period 2001-07-31
LASER RECORDING SYSTEMS INC
filed 2001-09-14
CIK 855581

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001 or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock, $.001 par value, were outstanding as of September 14, 2001.

Item 1 Financial Statements

                                   LASER RECORDING SYSTEMS, INC.
                                           BALANCE SHEET


                               ASSETS
                                                                          July 31, 2001      January 31, 2001
                                                                          -------------      ----------------
CURRENT ASSETS:
Cash and Cash Equivalents                                                  $       991         $     2,023
                                                                           -----------         -----------
    Total Current Assets                                                   $       991         $     2,023
                                                                           -----------         -----------
        Total Assets                                                       $       991         $     2,023
                                                                           -----------         -----------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses                                                                    --         $       200
                                                                           -----------         -----------
         Total Current Liabilities                                                  --         $       200
Loan Payable -- Officer                                                    $    20,000         $    16,000
                                                                           -----------         -----------
    Total Current Liabilities                                              $    20,000         $    16,200
                                                                           -----------         -----------

Stockholders' Equity
Common Stocks - 10,000,000 shares authorized,
10,000,000 issued and outstanding
                                                                             7,408,910         $ 7,408,910
 Paid-in Capital                                                                 1,400               1,400
Retained Earnings                                                           (7,429,319)         (7,424,487
                                                                           -----------         -----------
        Total Stockholders' Equity                                         $   (19,009)        $   (14,177)
                                                                           -----------         -----------
Total Liabilities and Stockholders' Equity                                 $       991         $     2,023
                                                                           -----------         -----------


    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
              STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS

                                                    Three Months Ended                 Six Months Ended
                                                          July 31                          July 31
                                              -----------------------------     ------------------------------
                                                   2001              2000             2001           2000
                                                   ----              ----             ----           ----
Revenues:

Interest Income                               $         --     $         --     $         --     $          9
                                              ------------     ------------     ------------     ------------

     Total Revenues                           $         --     $         --     $         --     $          9
                                              ------------     ------------     ------------     ------------


Expenses:

Administrative Expenses                       $      2,307     $      6,796     $      4,778     $      8,677
Directors Fees                                          --            1,400               --            1,400
Taxes                                                   --            5,419               54            5,469
                                              ------------     ------------     ------------     ------------
Total Expenses                                $      2,307     $     13,615     $      4,832     $     15,546
                                              ------------     ------------     ------------     ------------
Net Loss                                      $     (2,307)    $    (13,615)    $     (4,832)    $    (15,537)
                                              ------------     ------------     ------------     ------------
Net loss per share                            $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
Shares used in computing net loss per share     10,000,000       10,000,000       10,000,000       10,000,000


    The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
                            For the Six Months Ended
                                     July 31

                                                              2001            2000
                                                           --------         --------
Cash flows from operating activities:
Net Loss                                                   $     --         $     --
                                                           --------         --------

Cash flows from financing activities:
Loan from Shareholder                                         4,000           10,000
Capital Contribution                                                           1,400
Accrued Expenses                                               (200)            (150)
Maintaining the Corporate Entity                             (4,833)         (15,537)
                                                           --------         --------
Net cash provided by (used in) financing activities        $ (1,033)        $ (4,287)
                                                           --------         --------


Increase (Decrease) in Cash                                $ (1,033)        $ (4,287)
                                                           --------         --------
Cash -- Beginning of Period                                   2,024            6,634
                                                           --------         --------
Cash -- End of Period                                      $    991         $  2,347
                                                           ========         ========

        The accompanying notes are an integral part of the financial statements.

                          LASER RECORDING SYSTEMS INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               AS OF JULY 31, 2001

GENERAL

Laser Recording Systems, Inc. (the Company) was organized in 1985 as the successor to several other businesses by the original founder. In 1988, Poly Ventures, Limited Partnership held approximately 70% of the outstanding voting shares and maintained a controlling interest in the Company until 1998. In 1998 several investors acquired the remaining interest from Poly Ventures.

The Company ceased operations and laid off all its employees on August 16, 1993.

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

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at July 31, 2001 the Company had total assets of $991 and an accumulated deficit of $7,429,319 . The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

PART II -- OTHER INFORMATION

Item 5.           Other Information

         N/A

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


                                    LASER RECORDING SYSTEMS, INC.
                                    (Registrant)

Date: September 14, 2001
                                    /s/ Walter Hinchcliffe
                                    ------------------------------------------
                                    Walter Hinchcliffe
                                    President

Date: September 14, 2001
                                    /s/ Carl Lanzisera
                                    ------------------------------------------
                                    Carl Lanzisera
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)