Form 10-Q
period 2001-10-31
LASER RECORDING SYSTEMS INC
filed 2001-12-20
CIK 855581

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001 or

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock, $.001 par value, were outstanding as of December 14, 2001.

Item 1 Financial Statements

LASER RECORDING SYSTEMS, INC.
BALANCE SHEET

ASSETS
October 31, 2001		January 31, 2001
CURRENT ASSETS:
Cash and Cash Equivalents	$ 175	$2,023
Total Current Assets	$ 175	$2,023
Total Assets	$ 175	$2,023

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses	-	$200
Total Current Liabilities	-	$200
Loan Payable -- Stockholder	$ 20,000	$16,000
Total Current Liabilities	$ 20,000	$16,200

Stockholders' Equity
Common Stocks - 10,000,000 shares authorized, 10,000,000 issued and outstanding	7,408,910	$7,408,910
Paid-in Capital	1,400	1,400
Retained Earnings	(7,430,135)	(7,424,487)
Total Stockholders' Equity	$ (19,825)	$ (14,177)
Total Liabilities and Stockholders' Equity	$ 175	$ 2,023

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS

	Three Months Ended		Nine Months Ended
	October 31		October 31
	2001	2000	2001	2000
Revenues:

Interest Income	$ -	$ -	-	$ 9
Total Revenues	$ -	$ -	-	$ 9

Expenses:

Administrative Expenses	$ 816	$ 1,226	$ 5,594	$ 9,903
Directors Fees	-		-	1,400
Taxes	-		54	5,469
Total Expenses	$ 816	$ 1,226	$ 5,648	$ 16,772
Net Loss	$(816)	$(1,226)	$(5,648)	$(16,772)
Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Shares used in computing net loss per share	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF CASH FLOWS
For the Nine Months Ended
October 31

	2001	2000
Cash flows from operating activities:
Net Loss	$ -	$ -

Cash flows from financing activities:
Loan from Shareholder	4,000	10,000
Capital Contribution		1,400
Accrued Expenses	(200)	(150)
Maintaining the Corporate Entity	(5,649)	(16,763)
Net cash provided by (used in) financing activities	$ (1,849)	$ (6,913)

Increase (Decrease) in Cash	$ (1,849)	$ (5,513)
Cash -- Beginning of Period	2,024	6,634
Cash -- End of Period	$ 175	$ 1,121

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2001

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

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at October 31, 2001 the Company had total assets of $175 and an accumulated deficit of $7,430,135. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

PART II -- OTHER INFORMATION

Item 5.

Other Information

N/A

Item 6.

Exhibits and Reports on Form 8-K

N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 LASER RECORDING SYSTEMS, INC.

 (Registrant)

Date: December 20, 2001

/s/ Walter Hinchcliffe

Walter Hinchcliffe

President

Date: December 20, 2001

/s/ Carl Lanzisera

Carl Lanzisera

Chief Financial Officer

(Principal Financial and Accounting Officer)