Form 10-K
period 2002-01-31
LASER RECORDING SYSTEMS INC
filed 2002-04-30
CIK 855581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K405

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2002

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 1-10366

LASER RECORDING SYSTEMS, INC.

(Exact name of Registrant as specified in its Charter)

New Jersey	22-2582847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1395 New York Avenue, Huntington Station, NY	11746
(Address of principal executive offices)	(Zip Code)

(800) 786-1352

(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934:

None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES |X| NO |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 31, 2002 was approximately $84,702.

The number of shares of Registrant's Common Stock outstanding on March 31, 2002 was 10,000,000.

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

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Company’s securities through the three months ended January 31, 2002, is as follows:

Common Stock Bid	High	Low
Three months ended
April 30, 2000	$ .01	$ .01
July 31, 2000	.025	.025
October 31, 2000	.025	.03
January 31, 2001	.025	.03
April 30, 2001	.048	.025
July 31, 2001	.035	.o25
October 31, 2001	.024	.038
January 31, 2002	.023	.068

The market for the Company's Common Stock is extremely thin, with actual transactions occurring only sporadically. As of April 27, 2002, the approximate number of holders of record of the Company’s Common Stock was 750.

The Company has never paid cash dividends on its Common Stock. Payment of dividends is within the sole discretion of the Company’s Board of Directors and depends, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

Item 6. Selected Financial Data

The following selected financial data should be read in connection with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. Such data have been derived from the financial statements audited by Tamas B. Revai, Certified Public Accountant.

	Fiscal Year Ended January 31
	1998	1999	2000	2001	2002
Operating revenues	-	-	-	-	-
Income (loss) from continuing operations	(529)	(2,218)	(4,014)	(22,061)	(7,360)
Income (loss) from continuing operations per common share	-	-	-	-	-
Total assets	13,656	10,498	6,634	2,023	4, 255
Long-term obligations and redeemable preferred stock	-	-	-	-	-
Cash dividends declared per common share	-	-	-	-	-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company has no sources of revenue. Expenses reflect only the minimum cost of maintaining the Company's operations and miscellaneous expenses associated with seeking a merger partner. In view of these limited operations, management does not believe that a comparison of specific line items from period to period it would be meaningful. The decrease in the Company's net loss from $22,061 for the fiscal year ended January 31, 2001 to $7,360 for the fiscal year ended January 31 2002 reflected primarily reduced costs associated with pursuing potential merger candidates.

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the financial statements, at January 31, 2002 the Company had total assets of $4,255 and an accumulated deficit of $7,431,846. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Item 7A. Qutative and Qualitative Disclosures About Market Risk

Not applicable

 Item 8. Financial Statements and Supplementary Data.

TAMAS B. REVAI

CERTIFIED PUBLIC ACCOUNTANT

CERTIFIED VALUATION ANALYST

68-12 FORT HAMILTON PARKWAY, BROOKLYN, NY 11219

 (718) 833-0982

Fax: (718) 833-3658

e-mail: Revai@usa.com

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

and Stockholders of

Laser Recording Systems, Inc.

We have audited the accompanying balance sheets of Laser Recording Systems, Inc. as of January 31, 2002, January 31, 2001 and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laser Recording Systems, Inc. as of January 31, 2002, and 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As we discussed in Note 2 to the financial statements, the Company discontinued operation in 1993 and liquidated most of its assets. As a result, all revenues and expenses were classified as non-operating items for the years of February 1 1994 to January 31, 2002.

/s/ Tamas B. Revai

Certified Public Accountant

Brooklyn, New York

March 24, 2002

LASER RECORDING SYSTEMS, INC.

BALANCE SHEET

January 31,

ASSETS

	2002	2001
CURRENT ASSETS:
Cash and Cash Equivalents	$4,255	$2,023
Total Current Assets	4,255	2,023
Total Assets	4,255	2,023

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued Expenses	791	200
Total Current Liabilities	791	200
Loans Payable - Stockholder	25,000	16,000
Total Liabilities	25,791	16,200

Stockholders' Equity:
Common Stocks - 10,000,000 shares authorized, 10,000,000 issued and outstanding	7,408,910	7,408,910
Paid in Capital	1,400	1,400
Retained Earnings/(Deficit)	(7,431,846)	(7,424,487)
Total Stockholders' Equity	(21,536)	(14,177)
Total Liabilities and Stockholders' Equity	$ 4,255	$ 2,023

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.

STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS

For the Year Ended

January 31,

	2002	2001
Revenue:
Interest Income	$ -	$ 9
Total Revenues	-	$ 9

Expenses:
Directors Fees	-	$1,400
Administrative Expenses	7,106	15,001
Taxes	254	5,669
Total Expenses	7,360	22,070
Net Loss	(7,360)	(22,061)
Retained Earnings at Beginning of Year	(7,424,487)	(7,402,426)
Retained Earnings at End of Year	$(7,431,847)	$(7,424,487)

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC

STATEMENT OF CASH FLOWS

For the Year Ended

January 31,

	2002	2001
Cash flows from operating activities:
Net Income	$ -0-	$ -0-
Cash flows from financing activities:
Maintaining of the Corporate Entity	(7,360)	(22,061)
Accrued Expenses	591	50
Loans Payable - Stockholder	9,000	16,000
Net cash provided by (used in) financing activities	2,231	(6,011)
Cash flows from investing activities:
Paid In Capital	-0-	1,400
Net cash provided by investing activities	-0-	1,400
Increase (Decrease) in Cash	2,231	(4,611)
Cash - Beginning of Period	2,023	6,634
Cash -End of Year Period	$ 4,254	$ 2,023

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.

ANALYSIS OF STOCKHOLDERS' EQUITY

January 31,

	2002	2001
10,000,000 shares Common Sock issued and outstanding	$ 7,408,910	$ 7,408,910
Paid in Capital	1,400	1,400
Retained Earnings at the beginning of the year	(7,424,487)	(7,402,426)
Net Income/(Loss)	(7,360)	(22,061)
Retained Earnings at the end of the year	(7,431,847)	(7,424,487)
Total Stockholders' Equity	$ (21,537)	$ (14,177)

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

January 31, 2002, and 2001

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

Note 1.

In 1998 several investors purchased from the Company's major shareholder 1,975,408 Common Shares, 2,200,729 Preferred Shares, 225,321 Class B Cumulative Preferred Shares and 1,080,000 Class C Cumulative Preferred Shares. Included in the purchase were two notes for the total of $190,000.

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

Note 2.

The Company discontinued operation on August 16th 1993. However the Company maintained certain functions to continue the existence of the corporation. Stockholders services and maintaining of records were handled on an ongoing basis. For financial statement purposes all revenues and expenses are considered non-operating transactions from February 1, 1994 to the present.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are as follows:

Name	Age	Position
Carl Lanzisera	63	Chairman of the Board, Treasurer and Director
Walter J. Hinchcliffe	70	President and Director
Carrie Niemiera	40	Secretary and Director
Harvey Kash	68	Director

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

Harvey Kash was the President and founder of a Mineola NY consumer advisory service from 1992 until he joined the Company. From 1984 to 1991 he was the President and the co-founder of DKS Sales, Inc. a full-service manufacturer’s representative in the areas of housework, hardware, lawn and garden furniture. He holds a BBA from the Baruch School of Business of the City University of New York.

The above officers and directors serve for a term of one year or until their successors have been elected.

Each of the Company's officers and directors holds other employment and is devoting only such time to the operation of the Company's business as its limited operations require.

Item 11. Executive Compensation

No compensation has been or will be paid on account of services rendered by a director in such a capacity during the fiscal year other than for the reasonable expenses incurred in connection with the Company's business.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of January 31, 2002, certain information with respect to the beneficial ownership of shares of Common Stock of (i) all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, and (ii) each director of the Company and each executive officer of the Company and (iii) all directors and executive officers of the Company has a group. The beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned
	Number	Percent
Carl Lanzisera (2)	6,976,593	64.0%
Walter J. Hinchcliffe (3)	800,000	7.8%
Carrie Neiviera (4)	600,000	5.8%
Harvey Kash (5)	600,000	5.8%
All current directors and executive officers as a group (4 persons)	8,976,593	76.1%

(1)

Except as otherwise indicated, (i) the shareholders named in the table have sole voting and investment power with respect to all shares beneficially owned by them and (ii) the address of all shareholders listed in the table is c/o Laser Recording Systems, Inc., PO Box 214, Huntington Station, NY 11746

(2)

Includes 6,076,593 shares held by Mr. Lanzisera, and a warrant to purchase an additional 900,000 shares exercisable within 60 days.

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

/s/ Walter Hinchcliffe __________

Walter Hinchcliffe, President

Dated April 30, 2002

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carl Lanzisera _________ Carl Lanzisera	Chairman of the Board, Treasurer and Director	April 30, 2002
/s/ Walter Hinchcliffe _____ Walter Hinchcliffe	President and Director	April 30, 2002
/s/ Harvey Kash __________ Harvey Kash	Director	April 30, 2002
/s/ Carrie Niemiera _______ Carrie Niemiera	Secretary and Director	April 30, 2002