Form 10-Q
period 2002-04-30
LASER RECORDING SYSTEMS INC
filed 2002-06-24
CIK 855581

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002 or

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock, $.001 par value, were outstanding as of April 30, 2002.

Item 1 Financial Statements

LASER RECORDING SYSTEMS, INC.
BALANCE SHEET

ASSETS
April 30, 2002		Januuary 31, 2002
CURRENT ASSETS:
Cash and Cash Equivalents	$ 945	$4,255
Total Current Assets	$ 945	$4,255
Total Assets	$ 945	$4,255

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses	-	791
Total Current Liabilities	-	$791
Loan Payable -- Stockholder	$ 25,000	$25,000
Total Current Liabilities	$ 25,000	$25,791

Stockholders' Equity
Common Stocks - 10,000,000 shares authorized, 10,000,000 issued and outstanding	7,408,910	$7,408,910
Paid-in Capital	1,400	1,400
Retained Earnings	(7,434,365)	(7,431,846)
Total Stockholders' Equity	$ (24,055)	$ (21,536)
Total Liabilities and Stockholders' Equity	$ 945	$ 4,255

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS

	Three Months Ended
	April 30
	2002	2001
Revenues:

Interest Income	$ -	$ -
Total Revenues	$ -	$ -

Expenses:

Administrative Expenses	$ 2,468	$ 2,471
Taxes	50	54
Total Expenses	$ 2,518	$ 2,525
Net Loss	$(2,518)	$(2,525)
Net loss per share	$ (0.00)	$ (0.00)
Shares used in computing net loss per share	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF CASH FLOWS
For the Three Months Ended
April 30

	2002	2001
Cash flows from operating activities:
Net Loss	$ -	$ -

Cash flows from financing activities:
Loan from Shareholder	-	4,000
Capital Contribution		1,400
Accrued Expenses	(791)	(200)
Maintaining the Corporate Entity	(2,518)	(2,525)
Net cash provided by (used in) financing activities	$ (3,309)	$ (1,275)

Increase (Decrease) in Cash	$(3,309)	$ (1,275)
Cash -- Beginning of Period	4,254	2,023
Cash -- End of Period	$ 945	$ 3,298

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
AS OF APRIL 30, 2002

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

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at April 30, 2002 the Company had total assets of $945 and an accumulated deficit of $7,434,365. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

PART II -- OTHER INFORMATION

Item 5. Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER RECORDING SYSTEMS, INC.
(Registrant)

Date: June 24, 2002
/s/ Walter Hinchcliffe
Walter Hinchcliffe
President

Date: June 24, 2002
/s/ Carl Lanzisera
Carl Lanzisera
Chief Financial Officer
(Principal Financial and Accounting Officer)