Form 10-Q
period 2002-07-31
LASER RECORDING SYSTEMS INC
filed 2002-09-10
CIK 855581

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002 or

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock, $.001 par value, were outstanding as of September 5, 2002.

Item 1 Financial Statements

LASER RECORDING SYSTEMS, INC.
BALANCE SHEET

ASSETS
July 31, 2002		Januuary 31, 2002
CURRENT ASSETS:
Cash and Cash Equivalents	$ 3,723	$4,255
Total Current Assets	$ 3,723	$4,255
Total Assets	$ 3,723	$4,255

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses	$ -	$ 791
Total Current Liabilities	$ -	$ 791
Loan Payable -- Stockholder	$ 30,000	$25,000
Total Current Liabilities	$ 30,000	$25,791

Stockholders' Equity
Common Stocks - 10,000,000 shares authorized, 10,000,000 issued and outstanding	$7,408,910	$7,408,910
Paid-in Capital	1,400	1,400
Retained Earnings	(7,436,587)	(7,431,846)
Total Stockholders' Equity	$ (26,777)	$ (21,536)
Total Liabilities and Stockholders' Equity	$ 3,723	$ 4,255

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS

	Three Months Ended		6 Months Ended
	July 31		July 31
	2002	2001	2002	2001
Revenues:

Interest Income	$ -	$ -	$ -	$ -
Total Revenues	$ -	$ -	$ -	$ -

Expenses:

Administrative Expenses	$ 2,222	$ 2,307	$ 4,690	$ 4,778
Taxes	-	-	50	54
Total Expenses	$ 2,222	$ 2,307	$ 4,690	$ 4,778
Net Loss	$(2,222)	$(2,307)	$(4,740)	$(4,832)
Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Shares used in computing net loss per share	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF CASH FLOWS
For the Six Months Ended
July 31

	2002	2001
Cash flows from operating activities:
Net Loss	$ -	$ -

Cash flows from financing activities:
Loan from Shareholder	5,000	4,000
Capital Contribution
Accrued Expenses	(791)	(200)
Maintaining the Corporate Entity	(4,740)	(4,833)
Net cash provided by (used in) financing activities	$ (531)	$ (1,033)

Increase (Decrease) in Cash	$ (531)	$ (1033)
Cash -- Beginning of Period	4,254	2,024
Cash -- End of Period	$ 3,723	$ 991

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
AS OF JULY 31, 2002

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

Note 1

As of the date of thefinancial statements, all 10,000,000 shares of the Company's common stock were issued and outstanding. In addition, the officers hold 1,800,000 of warrants which they received for future services. On April 19, 2002, the shareholders of the Company authorized an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock to 400,000,000 and the number of preferred shares to 10,000,000, effective upon filing of a certificate of amendment with the New Jersey Secretary of State. As of the date of the financial statements, the certificate of amendment had not been filed.

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

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at July 31, 2002 the Company had total assets of $3,273 and an accumulated deficit of $7,436,587. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

PART II -- OTHER INFORMATION

Item 5. Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER RECORDING SYSTEMS, INC.
(Registrant)

Date: September 6, 2002
/s/ Walter Hinchcliffe
Walter Hinchcliffe
President

Date: September 6, 2002
/s/ Carl Lanzisera
Carl Lanzisera
Chief Financial Officer
(Principal Financial and Accounting Officer)

Each of the undersigned certifies that as to the above report:
1. He has reviewed the report;
2. Based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;
3. Based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;
4. He and the other certifying officers:
(a) are responsible for establishing and maintaining "disclosure controls and procedures" for the issuer;
(b) have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;
(c) have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and
(d) have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;
5. He and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and
6. He and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
In stating that the above matters are true "based on his knowledge," the undersigned does not mean that he knows such matters to be true, but means that after reasonable inquiry he does not know of any facts which indicate to him that such matters are not true.

/s/ Walter Hinchcliffe
Walter Hinchcliffe
Chief Executive Officer

/s/ Carl Lanzisera
Carl Lanzisera
Chief Financial Officer