Form 10-Q
period 2002-10-31
LASER RECORDING SYSTEMS INC
filed 2002-12-13
CIK 855581

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002 or

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

Item 1 Financial Statements
LASER RECORDING SYSTEMS, INC.
BALANCE SHEET

ASSETS
October 31, 2002		Januuary 31, 2002
CURRENT ASSETS:
Cash and Cash Equivalents	$ 2,373	$4,255
Total Current Assets	$ 2,373	$4,255
Total Assets	$ 2,373	$4,255

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses	$ -	$ 791
Total Current Liabilities	$ -	$ 791
Loan Payable -- Stockholder	$ 30,000	$25,000
Total Liabilities	$ 30,000	$25,791

Stockholders' Equity
Common Stocks, 400,000,000 shares authorized,  10,000,000 issued and outstanding
	$7,408,910	$7,408,910
 Paid-in Capital
	1,400	1,400
Retained Earnings
	(7,437,937)	(7,431,846)
        Total Stockholders' Equity
	$ (27,627)	$ (21,536)
Total Liabilities and Stockholders' Equity	$ 2,373	$ 4,255

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS

	Three Months Ended		6 Months Ended
	October 31		October 31
	2002	2001	2002	2001
Revenues:

Interest Income	$ -	$ -	$ -	$ -
Total Revenues	$ -	$ -	$ -	$ -

Expenses:

Administrative Expenses	$ 1,350	$ 816	$ 6,040	$ 5,594
Taxes	-	-	50	54
Total Expenses	$ 1,350	$ 816	$ 6,090	$ 5,648
Net Loss	$(1,350)	$ (816)	$(6,090)	$(5,648)
Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Shares used in computing net loss per share	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF CASH FLOWS
For the Nine Months Ended
October 31

	2002	2001
Cash flows from operating activities:
Net Loss	$ -	$ -

Cash flows from financing activities:
Loan from Shareholder	5,000	4,000
Capital Contribution
Accrued Expenses	(791)	(200)
Maintaining the Corporate Entity	(6,090)	(5,649)
Net cash provided by (used in) financing activities	$ (1,881)	$ (1,849)

Increase (Decrease) in Cash	$ (1,881)	$ (1,849)
Cash -- Beginning of Period	4,254	2,024
Cash -- End of Period	$ 2,373	$ 175

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS INC.

NOTES TO THE FINANCIAL STATEMENTS

As of October 31, 2002

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

Note 1

As of the date of thefinancial statements, 400,000,000 shares of the Company's common stock were authorized and 10,000,000 shares were issued and outstanding.  Officers hold 1,800,000 of warrants which they received for future services. On April 19, 2002, the shareholders of the Company authorized an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock to 400,000,000 and the number of preferred shares to 10,000,000, effective upon filing of a certificate of amendment with the New Jersey Secretary of State.

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

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at October 31, 2002 the Company had total assets of $2,373 and an accumulated deficit of $7,437,937. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

PART II -- OTHER INFORMATION

Item 5. Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER RECORDING SYSTEMS, INC.

(Registrant)

Date: December 10, 2002

/s/ Walter Hinchcliffe

Walter Hinchcliffe

President

Date: December 10, 2002

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