Form 10-K
period 2003-01-31
LASER RECORDING SYSTEMS INC
filed 2003-04-29
CIK 855581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K405
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2003
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
None
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES |X| NO |_|
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 28, 2003 was approximately $ 378,661.
The number of shares of Registrant's Common Stock outstanding on March 31, 2003 was 10,000,000.
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
Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Company’s securities through the three months ended January 31, 2003, is as follows:

Common Stock Bid	High	Low
Three months ended
April 30, 2001	.048	.025
July 31, 2001	.035	.025
October 31, 2001	.038	.024
January 31, 2002	.068	.023
April 30, 2002
July 31, 2002	.035	.020
October 31, 2002	.025	.015
January 31, 2003	.017	.015

The market for the Company's Common Stock is extremely thin, with actual transactions occurring only sporadically. As of April 27, 2003, the approximate number of holders of record of the Company’s Common Stock was 750.
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
Fiscal Year Ended January 31
	1999	2000	2001	2002	2003
Operating revenues	-	-	-	-	-
Income (loss) from continuing operations	(2,218)	(4,014)	(22,061)	(7,360)	(7,397)
Income (loss) from continuing operations per common share	-	-	-	-	-
Total assets	10,498	6,634	2,023	4, 255	1,566
Long-term obligations and redeemable preferred stock	-	-	-	-	-
Cash dividends declared per common share	-	-	-	-	-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The Company has no sources of revenue. Expenses reflect only the minimum cost of maintaining the Company's operations and miscellaneous expenses associated with seeking a merger partner. In view of these limited operations, management does not believe that a comparison of specific line items from period to period it would be meaningful. The increase in the Company's net loss from $7,360 for the fiscal year ended January 31, 2002 to $7,397 for the fiscal year ended January 31 2003 is similarly not meaningful.

Liquidity and Capital Resources
The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the financial statements, at January 31, 2003 the Company had total assets of $4,255 and an accumulated deficit of $7,431,846. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Letter of Intent

On March 28, 2003, the Company entered into a non-binding letter of intent for the acquisition of SCL Ventures, Ltd. SCL is a Bermuda company in formation that proposes to engage in a telecommunications related business. The letter calls for the parties to negotiate an exchange agreement under which the Company would issue shares comprising 95% of its outstanding common stock to the shareholders of SCL in exchange for all of the outstanding stock of SCL, making SCL a wholly-owned subsidiary of the Company. The Company would also issue additional shares comprising 2% of its outstanding common stock to founders of SCL, their affiliates and others as directed by SCL. In connection with the proposed exchange, an unrelated party is to provide financing in an amount that will result in SCL's having a total equity investment of not less than $6 million following the closing. The Company cannot offer any assurances that the proposed exchange agreement will be successfully negotiated or that the proposed transaction will be completed.

Item 7A. Qutative and Qualitative Disclosures About Market Risk
Not applicable

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
And Stockholder of
Laser Recording Systems, Inc.

We have audited the accompanying balance sheets of Laser Recording Systems, Inc. as of January 31, 2003 and 2002, and the related statement of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laser Recording Systems, Inc. as of January 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As we discussed in Note 2 to the financial statements, the Company discontinued operation in 1993 and liquidated most of its assets. As a result, all revenues and expenses were classified as non-operating items for the years of February 1, 1994 to January 31, 2003.

Tamas B. Revai
Certified Public Accountant
New York, New York
March 17, 2003
LASER RECORDING SYSTEMS, INC.
BALANCE SHEET
January 31,

ASSETS
Cash in Bank Total Assets	2003 $ 1,566 $ 1,566	2002 $ 4,254 $ 4,254

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accrued Expenses

Total Current Liabilities

Loans Payable – Stockholder

  Total Liabilities

Stockholders’ Equity:

 Capital Stocks
 Paid in Capital
 Retained Earnings / (Deficit)

Total Stockholders’ Equity

Total Liabilities and Stockholders’ Equity
$ 500 $ 500 $ 30,000 $ 30,500 $ 7,408,910 1,400 (7,439,244) $ (28,934) $ 1,566	$ 791 $ 791 $ 25,000 $ 25,791 $ 7,408,910 1,400 (7,431,847) $ (21,537) $ 4,254

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS
For the Year Ended
January 31,

	2003	2002
Revenue:
Interest Income	$ -	$ -
Total Revenues	-	$ -

Expenses:
Administrative Expenses	6,847	7,106
Taxes	550	254
Total Expenses	7,397	7,360
Net Loss	(7,397)	(7,360)
Retained Earnings at Beginning of Year	(7,431,847)	(7,424,487)
Retained Earnings at End of Year	$(7,439,244)	$(7,431,847)

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF CASH FLOWS
For the Year Ended
January 31,

Cash flows from operating activities:

 Net Income

Cash flows from financing activities:

  Maintaining the Corporate Entity
  Accrued Expenses
  Loans Payable - Stockholder
Net cash provided by (used in) financing activities

Increase (Decrease) in Cash

Cash – Beginning of Period

Cash – End of Period
2003 $ -0- $ -0- $ (7,397) (291) 5,000 $ (2,688) $ (2,688) $ 4,254 $ 1,566	2002 $ -0- $ -0- $ (7,360) 591 9,000 $ 2,231 $ 2,231 $ 2,023 $ 4,254

The accompanying notes are an integral part of the financial statements.
LASER RECORDING SYSTEMS, INC.

ANALYSIS OF STOCKHOLDERS’ EQUITY
January 31,
10,000,000 Common Stock issued and outstanding Paid in Capital Retained Earnings at the beginning of the year Net Income/(Loss) Retained Earnings at the end of the year Total Stockholders’ Equity	2003 $ 7,408,910 $ 1,400 $ (7,431,847) (7,397) $ (7,439,244) $ (28,934)	2002 $ 7,408,910 $ 1,400 $ (7,424,487) (7,360) $ (7,431,847) $ (21,537)

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2003 AND 2002

GENERAL

Laser Recording Systems, Inc. (the Company) was organized in 1985 as the successor to several other businesses by the original founder. In 1988 Poly Ventures, Limited Partnership held approximately 70% of the outstanding voting shares and maintained a controlling interest in the Company until 1998. In 1998 several investors acquired the remaining interest from Poly Ventures.

As reported in form 10-Q, on October 31st 1993, the Company ceased operations and laid off all its employees on August 16th 1993. The Company handed over projects to their customers on that date. From October 31st 1993 to January 7, 2000, the Company did not file any reports with the Securities and Exchange Commission. On January 7, 2000 the Company filed Form 10-K for January 31, 1999 and the required Forms 10-Q for the following quarters and year.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the result for the periods shown. The result of operations for such periods are not necessarily indicative of the results expected for any future periods.

Note 1.

In 1998 several investors purchased from Poly Ventures 1,975,408 Common Shares, 2,200,729 Preferred Shares, 225,321 Class B Cumulative Preferred Shares and 1,080,000 Class C Cumulative Preferred Shares. Included in the purchase were two notes for the total of $190,000.

In 1999 all classes of the preferred shares, accrued dividend and interest, paid in capital and loans payable were converted to capital stock. As a result the Company’s board of Directors on January 15, 1999 authorized issuing 3,001,185 Common Shares for all liabilities and preferred stocks. In lieu of compensation, the board of directors authorized issuing additional shares to the officers of the company. Therefore, the Company recognized $1,400 director fees and the same amount were credited against Paid In Capital. As of the date of the financial statements all 10,000,000 shares of the company were issued and outstanding. In addition, the officers received 1,800,000 warrants for future services. If the warrants will be exercised, the Company will have to buy back its stock on the open market.

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
PART III
Item 10. Directors and Executive Officers of the Registrant
The directors and executive officers of the Company are as follows:
Name	Age	Position
Carl Lanzisera	64	Chairman of the Board, President, Treasurer and Director
Walter J. Hinchcliffe	71	Director
Carrie Niemiera	41	Secretary and Director
Harvey Kash	69	Director

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
Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth as of January 31, 2003, certain information with respect to the beneficial ownership of shares of Common Stock of (i) all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, and (ii) each director of the Company and each executive officer of the Company and (iii) all directors and executive officers of the Company has a group. The beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.
Name and Address of Beneficial Owner (1)	Shares Beneficially Owned
	Number	Percent
Carl Lanzisera (2)	6,976,593	64.0%
Walter J. Hinchcliffe (3)	800,000	7.8%
Carrie Niemiera (4)	600,000	5.8%
Harvey Kash (5)	600,000	5.8%
All current directors and executive officers as a group (4 persons)	8,976,593	76.1%

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
Part IV
Item 14. Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8K
(a) Financial Statements
Balance Sheets as of January 31, 2003 and 2002
Statements of Income for the fiscal years ended January 31, 2003 and 2002
Statement of Cash Flows for the years ended January 31, 2003 and 2002
Analysis of Stockholders' Equity as of January 31, 2003 and 2002
(b) Reports on Form 8-K
The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.
(c) Exhibits
99.1 Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification
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

By: /s/Carl Lanzisera __________
Carl Lanzisera, President
Dated April 28 , 2003

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carl Lanzisera Carl Lanzisera	Chairman of the Board, Treasurer and Director	April 28, 2003
Walter Hinchcliffe	President and Director	April 28, 2003
/s/ Harvey Kash Harvey Kash	Director	April 28, 2003
/s/ Carrie Niemiera Carrie Niemiera	Secretary and Director	April 28, 2003

Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification

I, Carl Lanzisera, certify that:

1.     I have reviewed this annual report on Form 10-K of Laser Recording Systems, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ Carl Lanzisera
Carl Lanzisera, Chief Executive Officer and Chief Financial Officer

In stating that the above matters are true "based on his knowledge," the signer does not mean that he knows such matters to be true, but means that after reasonable inquiry he does not know of any facts which indicate to him that such matters are not true. He further notes that there are no "other certifying officers."