Form 10-Q
period 2003-04-30
LASER RECORDING SYSTEMS INC
filed 2003-06-16
CIK 855581

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________
FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2003 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock, $.001 par value, were outstanding as of June 12, 2003.
Item 1 Financial Statements

LASER RECORDING SYSTEMS, INC.
BALANCE SHEETS APRIL 30, 2003 AND JANUARY 31, 2003

ASSETS

CURRENT ASSETS: Cash and Cash Equivalents Total Current Assets Total Assets	April 30, 2003 $ 331 $ 331 $ 331	January 31, 2003 $ 1,566 $ 1,566 $ 1,566

LIABILITIES and STOCKHOLDERS’ EQUITY

LIABILITIES:

Accrued Expenses

     Total Current Liabilities

Loans Payable - Stockholder

  Total Liabilities

STOCKHOLDERS’ EQUITY:

Common Stocks – 10,000,000 shares authorized,
10,000,000 issued and outstanding
Paid in Capital
Retained Earnings (accumulated deficit)

              Total Stockholders’ Equity

Total Liabilities and Stockholders’ Equity
- - $ 30,000 $ 30,000 $ 7,408,910 1,400 (7,439,979) $ (29,669) $ 331	$ 500 500 $ 30,000 $ 30,500 $ 7,408,910 1,400 (7,439,244) $ (28,934) $ 1,566

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED APRIL 30

Revenues: Interest Income Total Revenues Expenses: Administrative Expenses Taxes Total Expenses Net Loss	2003 $ -0- $ -0- $ 673 $ 62 $ 735 $ (735)	2002 $ -0- $ -0- $ 2,468 $ 50 $ 2,518 $ (2,518)

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF CASH FLOWS
For the Three Months Ended
April 30

Cash flows from operating activities:

 Net Loss

Cash flows from financing activities:

 Accrued Expenses
 Maintaining the Corporate Entity

Net cash provided by (used in) financing activities

Increase (Decrease) in Cash

Cash – Beginning of Period

Cash – End of Period
2003 $ -0- $ (500) (735) $ (1,235) $ (1,235) $ 1,566 $ 331	2002 $ -0- (791) (2,518) $ (3,309) $ (3,309) $ 4,254 $ 945

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
As of April 30, 2003
GENERAL

Laser Recording Systems, Inc. (the Company) was organized in 1985 as the successor to several other businesses formed by the original founder. In 1988 Poly Ventures, Limited Partnership held approximately 70% of the outstanding voting shares and maintained a controlling interest in the Company until 1998. In 1998 several investors acquired the remaining interest from Poly Ventures.

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

In 1999 all classes of the preferred shares, accrued dividend and interest, paid in capital and loans payable were converted to capital stock. As a result the Company’s board of Directors on January 15, 1999 authorized issuing 3,001,185 Common Shares for all liabilities and preferred stocks. In lieu of compensation, the board of directors authorized issuing additional shares to the officers of the company. Therefore, the Company recognized $1,400 director fees and the same amount were credited against Paid In Capital. As of the date of the financial statements all 10,000,000 shares of the company were issued and outstanding. In addition, the officers received 1,800,000 warrants for future services. The warrants expired on January 31, 2003.

On April 19, 2002, the shareholders of the Company authorized an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock to 400,000,000 and the number of preferred shares to 10,000,000, effective upon filing of a certificate of amendment with the New Jersey Secretary of State, to effect a reverse stock split of the Company's common stock and to grant the Company's Board of Directors the authority to set the ratio for the reverse stock split at up to one-for-four, or not to complete the reverse stock split, in its sole discretion.

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

Subsequent Events.

On June 4, 2003 the Company filed Form 8-K with the Securities and Exchange Commission. The Company reported the execution of a Share Exchange Agreement with SCL Ventures, Ltd., a British Virgin Islands Company. The closing of the Exchange is conditioned upon, among others, the one-for-four reverse split of the Company’s stock and an equity investment by SCL of up to $6,000,000. The agreement may be amended or terminated under certain circumstances prior to the closing of the Exchange.

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

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at April 30, 2003 the Company had total assets of $331 and an accumulated deficit of $7,439,979. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Subsequent Event

On May 20, 2003, the Company and three shareholders owning an aggregate of approximately 68% of the Company's currently outstanding common stock entered into a Share Exchange Agreement with SCL Ventures, Ltd., a British Virgin Islands company and its shareholders. The Agreement provides that Laser will acquire all of the outstanding common shares of SCL from its shareholders, who will receive, in exchange, shares of common stock of the Company representing 95% of the issued and outstanding shares of the Company upon closing of the exchange of shares. Upon consummation of the exchange, SCL will become a wholly owned subsidiary of the Company. The Company has agreed to issue additional shares, upon consummation of the exchange, comprising 2% of its outstanding common stock, to certain consultants retained by SCL in connection with the exchange and its business.

Closing of the exchange is scheduled to take place after delivery to all shareholders of the Company of notice of the exchange accompanied by such information as is required by applicable state and federal rules and regulations, so as to allow Company shareholders to exercise their rights under New Jersey law in connection with the exchange, but not later than November 16, 2003. There can be no assurance that the exchange will be completed.

ITEM 3. CONTROLS AND PROCEDURES

Based upon an evaluation performed within 90 days of this report, our CEO and CFO has concluded that our disclosure controls and procedures are effective to ensure that material information relating to our company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.
In accord with SEC requirements, the CEO and CFO notes that, since the date of his evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II -- OTHER INFORMATION

Item 5. Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

99.1     Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

(b)          We have not filed any reports on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 LASER RECORDING SYSTEMS, INC.
(Registrant)

Date: June 12, 2003
/s/ Carl Lanzisera
Carl Lanzisera
(Chief Executive Officer and Principal Financial and Accounting Officer)

Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification
I, Carl Lanzisera, certify that:

1.           I have reviewed this quarterly report on Form 10-Q of Laser Recording Systems, Inc.;

2.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.           The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)           evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.           The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.           The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003	/s/ Carl Lanzisera
Carl Lanzisera
Chief Executive Officer and Chief Financial Officer

In stating that the above matters are true "based on his knowledge," the signer does not mean that he knows such matters to be true, but means that after reasonable inquiry he does not know of any facts which indicate to him that such matters are not true. He further notes that there are no "other certifying officers."