Form 10-Q
period 2003-07-31
LASER RECORDING SYSTEMS INC
filed 2003-09-15
CIK 855581

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003 or

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock, $.001 par value, were outstanding as of September 12, 2003.

Item 1 Financial Statements

LASER RECORDING SYSTEMS, INC.
BALANCE SHEETS JULY 31, 2003 AND JANUARY 31, 2003

ASSETS

CURRENT ASSETS: Cash and Cash Equivalents Total Current Assets Total Assets	July 31, 2003 $ 285 $ 285 $ 285	January 31, 2003 $ 1,566 $ 1,566 $ 1,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued Expenses

Loan Payable – Officer

  Total Current Liabilities

Stockholders’ Equity:

Common Stocks – 10,000,000 shares authorized, 10,000,000 issued and outstanding

Paid in Capital

Retained Earnings

              Total Stockholders’ Equity

Total Liabilities and Stockholders’ Equity

$ 31,000 $ 31,000 $ 7,408,910 1,400 (7,441,025) $ (30,715) $ 285	$500 $ 30,000 $ 30,500 $ 7,408,910 1,400 (7,439,244) $ (28,934) $ 1,566

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS
FOR THE SIX MONTHS ENDED JULY 31

Revenues: Interest Income Total Revenues Expenses: Administrative Expenses Directors Fees Taxes Total Expenses Net Loss	2003 $ -0- $ -0- $ 1,719 -0- 62 $ 1,781 $ (1,781)	2002 $ -0- $ -0- $ 4,690 -0- 50 $ 4,740 $ (4,740)

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF CASH FLOWS
For the Six Months Ended
July 31,

Cash flows from operating activities:

 Net Loss

Cash flows from financing activities:

 Loan from Shareholder

 Accrued Expenses

 Maintaining the Corporate Entity

Net cash provided by (used in) financing activities

Increase (Decrease) in Cash

Cash – Beginning of Period

Cash – End of Period

2003 $ -0- $ 1,000 (500) (1,781) $ (1,281) $ (1,281) $ 1,566 $ 285	2002 $ -0- $ 5,000 (791) (4,740) $ (531) $ (531) $ 4,254 $ 3,723

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS INC.

NOTES TO THE FINANCIAL STATEMENTS

As of July 31, 2003

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

Note 3.

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

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at July 31, 2003 the Company had total assets of $285 and an accumulated deficit of $7,441,025. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Exchange Agreement

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES

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

PART II -- OTHER INFORMATION

Item 5. Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

31

Chief  Executive Officer and Chief Financial Officer - Rule 13a-14(a)  Certification

32

Chief  Executive Officer and  Chief Financial Officer - Sarbanes-Oxley Act Section  906 Certification

(b)          On June 4, 2003, the Company filed a Report on Form 8-K reporting an agreement that would result in a change in control.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 LASER RECORDING SYSTEMS, INC.

(Registrant)

Date: September 15, 2003

/s/ Carl Lanzisera

Carl Lanzisera

(Chief Executive Officer and Principal Financial and Accounting Officer)