Form 10-Q
period 2003-10-31
LASER RECORDING SYSTEMS INC
filed 2003-12-19
CIK 855581

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003 or

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock, $.001 par value, were outstanding as of December 19, 2003.

Item 1 Financial Statements

LASER RECORDING SYSTEMS, INC.
BALANCE SHEETS OCTOBER 31, 2003 AND JANUARY 31, 2003

ASSETS

CURRENT ASSETS: Cash and Cash Equivalents Total Current Assets Total Assets	October 31, 2003 $ 491 $ 491 $ 491	January 31, 2003 $ 1,566 $ 1,566 $ 1,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued Expenses

Loan Payable – Officer

  Total Current Liabilities

Stockholders’ Equity:

Common Stocks – 10,000,000 shares authorized, 10,000,000 issued and outstanding

Paid in Capital

Retained Earnings

              Total Stockholders’ Equity

Total Liabilities and Stockholders’ Equity

$ 32,000 $ 32,000 $ 7,408,910 1,400 (7,441,819) $ (31,509) $ 491	$500 $ 30,000 $ 30,500 $ 7,408,910 1,400 (7,439,244) $ (28,934) $ 1,566

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS
FOR THE NINE MONTHS ENDED OCTOBER 31

Revenues: Interest Income Total Revenues Expenses: Administrative Expenses Taxes Total Expenses Net Loss	2003 $ -0- $ -0- $ 2,513 62 $ 2,575 $ (2,575)	2002 $ -0- $ -0- $ 6,040 50 $ 6,090 $ (6,090)

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF CASH FLOWS
For the Nine Months Ended
October 31,

Cash flows from operating activities:

 Net Loss

Cash flows from financing activities:

 Loan from Shareholder

 Accrued Expenses

 Maintaining the Corporate Entity

Net cash provided by (used in) financing activities

Increase (Decrease) in Cash

Cash – Beginning of Period

Cash – End of Period

2003 $ -0- $ 2,000 (500) (2,575) $ (1,075) $ (1,075) $ 1,566 $ 491	2002 $ -0- $ 5,000 (791) (6,090) $ (1,881) $ (1,881) $ 4,254 $ 2,373

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS INC.

NOTES TO THE FINANCIAL STATEMENTS

As of October 31, 2003

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

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at October 31, 2003 the Company had total assets of $491 and an accumulated deficit of $7,441,819. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Exchange Agreement

As previously reported, on May 20, 2003, the Company and three shareholders owning an aggregate of approximately 68% of the Company's currently outstanding common stock entered into a Share Exchange Agreement with SCL Ventures, Ltd., a British Virgin Islands company and its shareholders. That agreement was to have closed not later than November 16, 2003. Following the close of the quarter, the parties agreed to extend the outside closing date to March 31, 2004.

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

31

Chief  Executive Officer and Chief Financial Officer - Rule 13a-14(a)  Certification

32

Chief  Executive Officer and  Chief Financial Officer - Sarbanes-Oxley Act Section  906 Certification

(b)          On December 18, 2003, the Company filed a Report on Form 8-K reporting extension of its Share Exchange Agreement with SCL Ventures, Ltd. to March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 LASER RECORDING SYSTEMS, INC.

(Registrant)

Date: December 19, 2003

/s/ Carl Lanzisera

Carl Lanzisera

(Chief Executive Officer and Principal Financial and Accounting Officer)