Form 10-K
period 2004-01-31
LASER RECORDING SYSTEMS INC
filed 2004-04-30
CIK 855581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K405

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2004

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

None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES |X| NO |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 28, 2003 was approximately $ 757,321.

The number of shares of Registrant's Common Stock outstanding on March 31, 2004 was 10,000,000.

Revenue for the most recent fiscal year was $0.

#

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

In 1993 the Company commenced an orderly winding up and liquidation of its assets, which it completed substantially in 1994. It was inactive from that date until 2003, and was searching for a merger with an operating entity.

On May  20,  2003,  the Company  and  three shareholders  owning an  aggregate  of  approximately  68% of its  outstanding  common stock entered into a Share  Exchange  Agreement  with SCL  Ventures, Ltd., a British  Virgin  Islands company ("SCL"), and its shareholders. The Agreement provides that the Company will  acquire all of the  outstanding  common  shares of SCL from its shareholders, who will receive, in  exchange therefor, shares of common stock of the Company  representing  95% of the  issued  and  outstanding  shares of the Company  upon closing of the exchange of shares (the  "Exchange").  Upon  consummation  of the Exchange,  SCL will become a wholly owned subsidiary of the Company.  Laser has agreed to issue additional shares, upon consummation of the Exchange,  comprising 2% of its  outstanding  common  stock,  to  certain  consultants  retained  by  SCL in connection with the Exchange and its business.

Closing of the Exchange  (the  "Closing")  is scheduled to take place after delivery to all  shareholders of the Company of notice of the Exchange  accompanied by such  information  as is required  by  applicable  state and  federal  rules and regulations,  so as to allow the Company  shareholders  to exercise their rights under New Jersey law in connection with the Exchange,  but not later than June 30, 2004.

SCL's Business

SCL was organized to acquire  interests in  telecommunications  and related service  entities in Asia.  SCL is  currently  in the process of acquiring a 51% equity  interest  in  Guangzhou  Weida  Communications  Co.,  Ltd.,  a/k/a Weida Communications  Technology Company Limited,  a development stage  communications services company  organized in the Peoples  Republic of China ("Weida").

Weida is a privately-held company established in response to the Chinese government recently allowing an individual company to obtain a 100% private, non-governmental and non-military, VSAT satellite license. VSAT—Very Small Aperture Terminal is a relatively small satellite antenna used by corporations and governments for satellite-based point-to-multipoint data communications, such as financial transactions, Internet services, multimedia and TV. VSAT offers a number of advantages over terrestrial alternatives for businesses and homes. For private applications, companies can have total control of their own communication system without dependence on other companies. Business and home users also get higher speed reception than if using ordinary telephone service.

Currently, Weida is one of only two such license holders. The license encompasses:

• Audio and video services;

• Internet;

• Multimedia;

• HDTV; and

• Voice over IP

This grant by the Chinese government affords Weida the opportunity in the development and delivery of such satellite communications in China.

Founded in 2001, Weida has completed its initial satellite uplink in the Suzhou metropolis high tech park. All ‘‘beta’’ tests have been completed, and the company is currently delivering service. It has begun operations and has entered into contracts and negotiations with customer targets ranging from brokerage firms, to hotels, to national governmental ministries. Weida’s contract with China Telecom to provide redundant voice and multimedia satellite services is particularly significant. Weida employs a staff of approximately 80, with primary offices in Beijing and Suzhou.

Weida does not launch or operate the space satellites. Instead, it provides the ground-based transmitters and receivers that allow corporate and government customers to use satellite communications. Weida negotiates for and provides satellite bandwidth, provides equipment sales and installations, and, equally important, manages and improves the communications data streams.

Weida is licensed to provide services in the rapidly growing Voice Over IP telephone service market, and to provide such services as a phone operator.

Weida maintains its principal executive offices at the 10th floor of building C in Binhe Mansion, No. 1 Che, Daogou, Haidian, Beijing 100089.

The Company cannot give any assurances that the proposed exchange transaction will be completed.

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

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded in the over-the-counter market. The range of high and low bid quotations, as reported by the National Quotation Bureau Incorporated, for the Company’s securities through the three months ended January 31, 2004, is as follows:

Common Stock Bid	High	Low
Three months ended
April 30, 2002	.035	.023
July 31, 2002	.035	.020
October 31, 2002	.025	.015
January 31, 2003	.017	.015
April 30, 2003	.560	.017
July 31, 2003	1.30	.550
October 31, 2003	1.17	.500
January 31, 2004	.900	.310

The market for the Company's Common Stock is extremely thin, with actual transactions occurring only sporadically. As of April 29, 2004, the approximate number of holders of record of the Company’s Common Stock was 750.

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

	Fiscal Year Ended January 31
	2000	2001	2002	2003	2004
Operating revenues	-	-	-	-	-
Income (loss) from continuing operations	(4,014)	(22,061)	(7,360)	(7,397)	(6,911)
Income (loss) from continuing operations per common share	-	-	-	-	-
Total assets	6,634	2,023	4, 255	1,566	705
Long-term obligations and redeemable preferred stock	-	-	-	-	-
Cash dividends declared per common share	-	-	-	-	-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from those estimates.

Revenue Recognition

The Company has no sources of revenue.  General and administrative costs are charged to expense as incurred.

Stock-Based Compensation

We account for our stock compensation arrangements under the provisions of Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees.” We provide disclosure in accordance with the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation.”

Results of Operations

The Company has no sources of revenue. Expenses reflect only the minimum cost of maintaining the Company's operations and miscellaneous expenses associated with seeking a merger partner. In view of these limited operations, management does not believe that a comparison of specific line items from period to period it would be meaningful. The decrease in the Company's net loss from $7,397 for the fiscal year ended January 31, 2003 to $6,911for the fiscal year ended January 31 2004 is similarly not meaningful.

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the financial statements, at January 31, 2004 the Company had total assets of $705 and an accumulated deficit of $7,446,155. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Item 7A. Qutative and Qualitative Disclosures About Market Risk

Not applicable

 Item 8. Financial Statements and Supplementary Data.

#

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

And Stockholder of

Laser Recording Systems, Inc.

We have audited the accompanying balance sheets of Laser Recording Systems, Inc. as of January 31, 2004 and 2003, and the related statement of income, retained earnings and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laser Recording Systems, Inc. as of January 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As we discussed in Note 2 to the financial statements, the Company discontinued operation in 1993 and liquidated most of its assets.  As a result, all revenues and expenses were classified as non-operating items for the years of February 1, 1994 to January 31, 2004.

Tamas B. Revai

Certified Public Accountant

New York, New York

March 20, 2004

#

LASER RECORDING SYSTEMS, INC.

BALANCE SHEET

January 31,

ASSETS

Cash in Bank Total Assets	2004 $ 705 $ 705	2003 $ 1,566 $ 1,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accrued Expenses

Total Current Liabilities

Loans Payable – Stockholder

  Total Liabilities

Stockholders’ Equity:

 Capital Stocks

 Paid in Capital

 Retained Earnings / (Deficit)

Total Stockholders’ Equity

Total Liabilities and Stockholders’ Equity

$ 3550 $ 3,550 $ 33,000 $ 36,550 $ 7,408,910 1,400 (7,446,155) $ (35,845) $ 705	$ 500 $ 500 $ 30,000 $ 30,500 $ 7,408,910 1,400 (7,439,244) $ (28,934) $ 1,566

The accompanying notes are an integral part of the financial statements.

#

LASER RECORDING SYSTEMS, INC.

STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS

For the Year Ended

January 31,

	2003	2003
Revenue:
Interest Income	$ -	$ -
Total Revenues	-	-

Expenses:
Administrative Expenses	6,299	6,847
Taxes	612	550
Total Expenses	6,911	7,397
Net Loss	(6,911)	(7,397)

The accompanying notes are an integral part of the financial statements.

#

LASER RECORDING SYSTEMS, INC.

STATEMENT OF CASH FLOWS

For the Year Ended

January 31,

Cash flows from operating activities:

 Net Income

Cash flows from financing activities:

  Maintaining the Corporate Entity

  Accrued Expenses

  Loans Payable - Stockholder

Net cash provided by (used in) financing activities

Increase (Decrease) in Cash

Cash – Beginning of Period

Cash – End of Period

2003 $ -0- $ -0- $ (6,911) (3,050) 3,000 $ (861) $ (861) $ 1,566 $ 705	2002 $ -0- $ -0- $ (7,397) (291) 5,000 $ (2,688) $ (2,688) $ 4,254 $ 1,566

The accompanying notes are an integral part of the financial statements.

#

LASER RECORDING SYSTEMS,  INC.

ANALYSIS OF STOCKHOLDERS’ EQUITY

January 31,

#

10,000,000 Common Stock issued and outstanding Paid in Capital Retained Earnings at the beginning of the year Net Income/(Loss) Retained Earnings at the end of the year Total Stockholders’ Equity	2004 $ 7,408,910 $ 1,400 $ (7,439,244) (6,911) $(7,446,155) $ (35,845)	2003 $ 7,408,910 $ 1,400 $ (7,431,847) (7,397) $ (7,439,244) $ (28,934)

The accompanying notes are an integral part of the financial statements.

#

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

In 1999 all classes of the preferred shares, accrued dividend and interest, paid in capital and loans payable were converted to capital stock. As a result the Company’s board of Directors on January 15, 1999 authorized issuing 3,001,185 Common Shares for all liabilities and preferred stocks. In lieu of compensation, the board of directors authorized issuing additional shares to the officers of the company. Therefore, the Company recognized $1,400 director fees and the same amount were credited against Paid In Capital.  As of the date of the financial statements all 10,000,000 shares of the company were issued and outstanding. In addition, the officers received 1,800,000 warrants for future services The warrants expired on January 31, 2003

Note 2.

The Company discontinued operation on August 16th 1993, however the Company maintained certain functions to continue the existence of the corporation. Stockholders services and maintaining of records were handled on an ongoing basis. In 1999, the Company filed all necessary tax returns for the years of February 1, 1993 to January 31, 2000. For financial statement purposes all revenues and expenses are considered non-operating transactions from February 1, 1994 to the present.

Note 3.

On June 4, 2003 the Company filesd Form 8-K . with the Securities and Exchange Commission. The Company reported the execution of a Share Exchange Agreement with SCL Ventures, Ltd., a British Virgin Islands Company. The closing of the Exchange is conditioned upon, among other things, the one-for-four reverse split of the Company's stock and an equity investment by SCL of up to $6,000,000. The agreement may be amended or terminated under certain circumstances prior to the closing of the Exchange

#

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Disclosure Controls and Procedures.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are as follows:

Name	Age	Position
Carl Lanzisera	65	Chairman of the Board, President, Treasurer and Director
Walter J. Hinchcliffe	72	Director
Carrie Niemiera	42	Secretary and Director
Harvey Kash	70	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this annual report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended January 31, 2004 or prior fiscal years.

Code of Ethics

We have not adopted a code of ethics for our principal executive officer and senior financial officers. The board of directors intends to hold these officers to the highest ethical standards in their conduct of our business, but it does not believe that for a small company like ours formal exhortations to that effect are effective or contribute to that objective. The board of directors also believes that publishing a laundry list of specific prohibitions would be counter-productive, as it would detract from the board of director's objective by encouraging the attitude that all conduct not specifically prohibited is permitted.

Item 11. Executive Compensation

No compensation has been or will be paid on account of services rendered by a director in such a capacity during the fiscal year other than for the reasonable expenses incurred in connection with the Company's business.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of January 31, 2004, certain information with respect to the beneficial ownership of shares of Common Stock of (i) all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, and (ii) each director of the Company and each executive officer of the Company and (iii) all directors and executive officers of the Company has a group. The beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned
	Number	Percent
Carl Lanzisera	5,916,593	59.2%
Walter J. Hinchcliffe	500,000	5.0%
Carrie Niemiera	300,000	3.0%
Harvey Kash	300,000	3.0%
All current directors and executive officers as a group (4 persons)	7,016,593	70.2%

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

On December 3, 2003, the Company entered into a consulting agreement with Mr. Lanzisera. The agreement provides for Mr. Lanzisera to assist the Company in structuring, operating and growing its business and the business of SCL. His focus is to facilitate the transaction with SCL and develop the business relating to the exchange. The agreement is for a term ending on December 31, 2004 and provides for cash payments aggregating $100,000 and the issuance of 100,000 restricted shares of Laser common stock (before giving effect to the Company’s previously authorized one-for-four reverse stock split). The cash payment and share issuance obligations are guaranteed by SCL regardless of the consummation or nonconsummation of the Exchange Agreement, and SCL has funded all payments to date under the consulting agreement.

Item 14. Principal Accountant Fees and Services.

Audit fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB were $3,000 the fiscal year ended January 31, 2004 and $2,000 for the fiscal year ended January 31, 2003.

Audit-Related Fees

N/A

Tax Fees

N/A

All Other Fees

N/A

Pre-approval Policies and Procedures

N/A

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8K

(a)

Financial Statements

Balance Sheets as of January 31, 2004 and 2003

Statements of Income for the fiscal years ended January 31, 2004 and 2003

Statement of Cash Flows for the years ended January 31, 2004 and 2003

Analysis of Stockholders' Equity as of January 31, 2004 and 2003

(b)

Reports on Form 8-K On December 18, 2003 the Company filed a Report on Form 8-K, reporting that the Company, three shareholders , SCL Ventures, Ltd., and certain of its  shareholders had agreed to extend to March 31, 2004 the date for closing of an exchange of shares between Laser and SCL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASER RECORDING SYSTEMS, INC.

(Registrant)

By:

/s/Carl Lanzisera __________

Carl Lanzisera, President

Dated April 30 , 2004

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carl Lanzisera Carl Lanzisera	Chairman of the Board, Treasurer and Director	April 30,2004
Walter Hinchcliffe	President and Director	April 30, 2004
/s/ Harvey Kash Harvey Kash	Director	April 30, 2004
/s/ Carrie Niemiera Carrie Niemiera	Secretary and Director	April 30, 2004

#