Form 10-Q
period 2004-04-30
LASER RECORDING SYSTEMS INC
filed 2004-06-10
CIK 855581

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004 or

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 shares of the Company's Common Stock, $.001 par value, were outstanding as of June 9, 2004.

Item 1 Financial Statements

LASER RECORDING SYSTEMS, INC.
BALANCE SHEETS APRIL 30, 2004 AND JANUARY 31, 2004

ASSETS

CURRENT ASSETS: Cash and Cash Equivalents Total Current Assets Total Assets	April 30, 2004 $ 207 $ 207 $ 207	January 31, 2004 $ 705 $ 705 $ 705

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued Expenses

Loan Payable – Officer

  Total Current Liabilities

Stockholders’ Equity:

Common Stocks – 10,000,000 shares authorized, 10,000,000 issued and outstanding

Paid in Capital

Retained Earnings

              Total Stockholders’ Equity

Total Liabilities and Stockholders’ Equity

$ 44,000 $ 44,000 $ 7,408,910 1,400 (7,454,103) $ (43,793) $ 207	$3,550 $ 33,000 $ 36,550 $ 7,408,910 1,400 (7,446,155) $ (35,845) $ 705

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF REVENUES, EXPENSES AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED APRIL 30

Revenues: Interest Income Total Revenues Expenses: Administrative Expenses Taxes Total Expenses Net Loss	2004 $ -0- $ -0- $ 7,924 24 $ 7,947 $ (7,947)	2003 $ -0- $ -0- $ 673 62 $ 735 $ (735)

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS, INC.
STATEMENT OF CASH FLOWS
For the Three Months Ended
April 30,

Cash flows from operating activities:

 Net Loss

Cash flows from financing activities:

 Loan from Shareholder

 Accrued Expenses

 Maintaining the Corporate Entity

Net cash provided by (used in) financing activities

Increase (Decrease) in Cash

Cash – Beginning of Period

Cash – End of Period

2004 $ -0- $11,000 (3,550) (7,948) $ (498) $ (498) $ 705 $ 207	2003 $ -0- $ - (500) (735) $ (1,235) $ (1,235) $ 1,566 $ 331

The accompanying notes are an integral part of the financial statements.

LASER RECORDING SYSTEMS INC.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2004 and 2003

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

On June 10, 2004 the shareholders will vote to approve the Share Exchange Agreement.

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

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that it will continue as a going concern. As shown in the consolidated financial statements, at April 30, 2004 the Company had total assets of $207 and an accumulated deficit of $7,454,103. The Company obtains its entire financial support from loans from the Company's majority shareholder, and it is likely that additional loans from that shareholder will be necessary if the Company is to pursue its plans to merge with an operating enterprise. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Exchange Agreement

As previously reported, on May 20, 2003, the Company and three shareholders owning an aggregate of approximately 68% of the Company's currently outstanding common stock entered into a Share Exchange Agreement with SCL Ventures, Ltd., a British Virgin Islands company and its shareholders. That agreement was to have closed not later than November 16, 2003. It is currently expected to close in the second week of June, 2004.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements as filed in our annual report on Form 10-K.

Although certain accounting policies involve significant judgments and assumptions by many companies in preparing their financial statements, our limited operations to date have not generally required the use of estimates to a significant degree, and accordingly we are not able to identify any specific accounting policies as critical accounting policies requiring judgments or estimates which could have a material impact on our carrying values of assets and liabilities or our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and the Chief Financial  Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and the Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31

Chief  Executive Officer and Chief Financial Officer - Rule 13a-15(e)  Certification

32

Chief  Executive Officer and  Chief Financial Officer - Sarbanes-Oxley Act Section  906 Certification

(b)          We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 LASER RECORDING SYSTEMS, INC.

(Registrant)

Date: June 10, 2004

/s/ Carl Lanzisera

Carl Lanzisera

(Chief Executive Officer and Principal Financial and Accounting Officer)