Form 10-K
period 2004-06-30
WEIDA COMMUNICATIONS, INC.
filed 2004-10-12
CIK 855581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2004

Commission File Number 1-10366

WEIDA COMMUNICATIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-2582847
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

515 East Las Olas Boulevard, Suite 1350 Fort Lauderdale, Florida	33301
(Address of Principal Executive Offices)	(Zip Code)

(954) 527-7750

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value per share.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐  No ☒

As of December 31, 2003, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $2,685,089. The determination of stock ownership by non-affiliates is based upon the registrant’s knowledge of stock ownership as of December 31, 2003 and is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose. The aggregate market value is based upon the closing sales price of the registrant’s common stock of $3.60, as reported by the Over-The-Counter Bulletin Board on December 31, 2003.

As of June 30, 2004, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $231,571,675. The determination of stock ownership by non-affiliates is based upon the registrant’s knowledge of stock ownership as of June 30, 2004 and is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose. The aggregate market value is based upon the closing sales price of the registrant’s common stock of $5.50, as reported by the Over-The-Counter Bulletin Board on June 30, 2004.

As of September 17, 2004, the registrant had 72,334,486 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

WEIDA COMMUNICATIONS, INC.

Form 10-K

For the Fiscal Year Ended June 30, 2004

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements are based on the current expectations of our management only, and are subject to a number of risks, uncertainties and assumptions described in this report, including, among other things: the need for equity financing in order to consummate the acquisition of an equity interest in Guangzhou Weida Communications Technology Co., Ltd. (a/k/a Weida Communications Technology Company Limited), limited operating history, our historical and likely future losses, uncertain regulatory landscape in the People’s Republic of China, fluctuations in quarterly operating results, our reliance on the provision of VSAT-based communications services for the majority of our revenues, changes in technology and market requirements, decline in demand for our products, inability to timely develop and introduce new technologies, products and applications, difficulties or delays in absorbing and integrating acquired operations, products, technologies and personnel, loss of market share, and pressure on pricing resulting from competition, which could cause our actual results or performance to differ materially from those described herein. These risks are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

In this report, the terms “Company,” “Weida,” “we,” “us,” and “our” refer to Weida Communications, Inc., a New Jersey corporation, and its subsidiaries.

PART I

ITEM 1.                                     BUSINESS

Overview

We were incorporated in March 1985 under the laws of the State of New Jersey as Laser Recording Systems, Inc.  In June 2004, we changed our name to Weida Communications, Inc.

We conduct our business in China solely through certain contractual arrangements among our affiliates, Guangzhou Weida Communications Technology Co., Ltd. (a/k/a Weida Communications Technology Company Limited), a communications service company organized under the laws of the People’s Republic of China (“PRC” or “China”) and wholly-owned by PRC citizens (“Weida PRC”) and the shareholders of Weida PRC.  Although we do not have an equity interest in Weida PRC, we control and enjoy the economic benefits of Weida PRC through such contractual arrangements.

Our wholly-owned subsidiary, SCL Ventures, Ltd., a company organized under the laws of the British Virgin Islands (“SCL”), was formed in May 2003 for the purpose of engaging in the telecommunications business in China and entered into a master agreement with Weida PRC which was ratified and approved by the board of directors of SCL in May 2003.  We recently acquired all of the issued and outstanding shares of SCL in a share exchange transaction in June 2004, which has been accounted for similar to a reverse acquisition in which SCL is the acquirer for accounting purposes.

As part of the transactions contemplated by the master agreement, we completed in October 2004 the acquisition of 99.99% of the registered capital of Ocean International Holdings Limited, a company incorporated in the Hong Kong Special Administrative Region of the PRC (“OIHL”).  The remaining .01% of the registered capital of OIHL is held by one of our executives as a nominal holder in order to meet local Hong Kong legal requirements.  OIHL is the sole owner and holder of all of the registered capital of Ocean Tian Di Communication Technology Co., Ltd. (Guangzhou), a wholly-owned foreign enterprise (the “WOFE”).  The WOFE has entered into an exclusive service and support agreement with Weida PRC, effective as of September 1, 2004, which provides for the WOFE to provide support services to Weida PRC in exchange for receiving fees equal to 51% of all Weida PRC revenues above certain minimum amounts.

We were organized as the successor to several other businesses of our original founder. From our organization until 1993, we developed and marketed document imaging systems to the pharmaceutical industry, the legal profession and others having a need to manage large volumes of documents. From 1988 to 1998, Poly Ventures Ltd. held approximately 70% of the outstanding voting shares and maintained a controlling interest in the Company. In 1998, several investors acquired the remaining interest in the Company from Poly Ventures Ltd.  As reported in our Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, we ceased operations, terminated all of our employees on August 16, 1993 and carried out an orderly winding up of our affairs, including transferring all of our existing projects to our customers. From October 31, 1993 to January 7, 2000, we did not file any reports with the SEC. On January 7, 2000, we filed an Annual Report on Form 10-K for the fiscal year ended January 31, 1999 and the required Form 10-Q’s for the following quarters and thereafter filed the required Form 10-K’s and Form 10-Q’s for the following fiscal periods.

Our Corporate Structure

The chart below sets forth our corporate and share ownership structure as of the date of this report.

(1)          As of the date of this report, we do not have an equity interest in Weida PRC.  Rather, we have control of and a 51% profit-sharing interest in Weida PRC through contractual arrangements between the WOFE and Weida PRC.  Pursuant to the terms of a trust agreement entered into by SCL, Weida PRC and the shareholders of Weida PRC, these shareholders hold 51% of the shares of Weida PRC and the Weida EJV (a Sino-foreign Equity Joint Venture) in trust for the benefit of SCL for future transfer to SCL pursuant to the terms of the equity interest transfer agreement and the future equity interest transfer agreement described below.  These shareholders may only transfer or dispose of the shares held in trust upon written instructions from SCL and must at all times exercise the voting rights of the shares held in trust at the direction of SCL.  Upon consummation of an equity interest transfer agreement between SCL and the current shareholders of Weida PRC, SCL will own 25% of the equity interest in Weida PRC, at which time our 51% profit-sharing interest in Weida PRC will proportionally decrease.  Upon consummation of a future equity interest transfer agreement between SCL and the current shareholders of Weida PRC, SCL will own between 25% and 51% of the equity interest in Weida PRC, at which time our then-current percentage profit-sharing interest in Weida PRC will proportionally decrease.

(2)          Upon consummation of an equity interest transfer agreement between SCL and the current shareholders of Weida PRC, SCL will own 25% of the equity interest in Weida PRC and the current shareholders of Weida PRC will own 75% of the equity interest in Weida PRC.  Upon consummation of a future equity interest transfer agreement between SCL and the current shareholders of Weida PRC, SCL will own between 25% and 51% of the equity interest in Weida PRC and the current shareholders of Weida PRC will own the remaining percentage of the equity interest in Weida PRC.

We do not have an equity interest in Weida PRC, but instead control and enjoy the economic benefits of Weida PRC through certain contractual arrangements among our affiliates, Weida PRC and the shareholders of Weida PRC as described below.  For a further description of each of these agreements, see Item 13, “Certain Relationships and Related Transactions – Related Party Agreements – Acquisition of Control and a Majority Profit-Sharing Interest in Weida PRC.”

As part of these contractual arrangements, SCL has entered into a master agreement with Weida PRC and all of Weida PRC’s shareholders.   The master agreement, as modified by a stock transfer memo executed by the Company, provides the framework for the acquisition, through a series of transactions, of control and a legal ownership interest in Weida PRC.

SCL, together with one of our officers (the latter as a nominal holder in order to meet local Hong Kong legal requirements), entered in August 2004 into a purchase and sale agreement with the shareholders of OIHL.  Pursuant to this agreement, SCL and the executive recently acquired all of the registered capital of OIHL, with SCL owning 99.99% of the registered capital of OIHL and the executive owning .01% of the registered capital. OIHL is the sole owner and holder of all of the registered capital of the WOFE.

SCL has also entered into a trust agreement with Weida PRC and the shareholders of Weida PRC.  Pursuant to this agreement, the shareholders of Weida PRC will hold 51% of the shares of Weida PRC and the Weida EJV (a Sino-foreign Joint Venture) in trust for the benefit of SCL.

The WOFE has also entered into a service and support agreement with Weida PRC.  Pursuant to this agreement, the WOFE will provide to Weida PRC business support and services within the PRC, including but not limited to, assistance in selection, procurement and financing of satellite communication and network infrastructure equipment; outsourcing of employees; marketing research and consulting services; and business promotion services, in exchange for service fees.  Also pursuant to this agreement, the WOFE will be the sole and exclusive owner of all intellectual property rights arising from the performance of this agreement, whether developed by the WOFE or Weida PRC, and whether based on the WOFE’s or Weida PRC’s intellectual property rights.  The shareholders of Weida PRC have also entered into a pledge agreement with the WOFE, pursuant to which these shareholders pledged their interest in Weida PRC to guarantee the performance of Weida PRC’s payment and other obligations under the service and support agreement.

SCL has also entered into an equity interest transfer agreement with the shareholders of Weida PRC.  Pursuant to this agreement, the shareholders of Weida PRC will sell and transfer to SCL 25% of the equity interest in Weida PRC upon conversion of Weida PRC into a Sino-foreign Equity Joint Venture (the “Weida EJV”).

SCL has also entered into (i) an equity joint venture contract and (ii) articles of association with the shareholders of Weida PRC.  Pursuant to these agreements, Weida PRC will be converted into the Weida EJV upon the fulfillment of certain conditions precedent.  These agreements establish the purpose and scope of the Weida EJV and set forth the capitalization and financing requirements, operations and corporate governance structure of the Weida EJV.

SCL has also entered into a future equity interest transfer agreement with the shareholders of Weida PRC.  Pursuant to this agreement, at such future time as the laws of the PRC allow, the shareholders of Weida PRC will sell and transfer to SCL, on a pro rata basis, additional equity ownership in Weida PRC (over and above the 25% equity interest in Weida PRC being transferred to SCL pursuant to the equity interest transfer agreement) up to the greater of (i) the maximum allowed by PRC law and (ii) a total of 51% of the equity interest in Weida PRC (including the 25% equity interest in Weida PRC being transferred to SCL pursuant to the equity interest transfer agreement).

In the opinion of our PRC legal counsel, Chen & Co. Law Firm, the ownership structures of the WOFE, Weida PRC and the Weida EJV (the latter when duly approved by the relevant PRC authorities), and our contractual arrangements with these companies and their respective shareholders as described in this report, are (to the extent they purport to be governed by PRC law) in compliance with all existing PRC laws and regulations and are (to the extent they purport to be governed by PRC law) enforceable in accordance with their terms and conditions. Nevertheless, there are substantial uncertainties regarding the interpretation and implementation of current PRC laws and regulations. See this Item 1, “—Risks Related to Our Business and Corporate Structure—If the PRC government finds that the agreements that establish the structure for operating our business do not comply with PRC government restrictions, we could be subject to severe penalties” and “—Risks Related to Our Business and Corporate Structure—Our contractual arrangements with Weida PRC may not be as effective in providing operational control as direct ownership of this business and may be difficult to enforce.”  As discussed in those risk factors, certain events may cause us to lose the benefits and control intended to be created by these arrangements.

Employees

As of September 17, 2004 we had 35 full time equivalent employees.

Guangzhou Weida Communications Technology Co., Ltd.

General

Weida PRC is a wholly privately-owned company established in 2001 in response to the Chinese government recently allowing an individual company to obtain a 100% private, non-governmental and non-military, VSAT satellite license. VSAT (Very Small Aperture Terminal) is a relatively small satellite antenna used by corporations and governments for satellite based point-to-multipoint data communications, such as financial transactions, Internet services, multimedia and television. VSAT offers a number of advantages over terrestrial alternatives for businesses and homes. For private applications, companies can have total control of their own communication system without dependence on other companies. Business and home users also get greater bandwidth than if using ordinary telephone service.

Currently, Weida PRC is the only wholly privately-owned company holding a VSAT satellite license in the PRC (the only other privately-owned company to recently hold a license was merged into a joint government venture in January 2004).  The scope of the license permits the offer and sale of a variety of broadband satellite communications services, including audio and video services, Internet connectivity, multimedia services, HDTV, and Voice Over IP. The license granted provides Weida PRC the opportunity to develop and deliver such satellite communications in China. Weida PRC is licensed to provide services in the rapidly growing Voice Over IP telephone service market, and to provide such services as a phone operator.

Weida PRC is currently delivering service to over 56 customers, with more than 250 VSAT terminals in regular revenue-generating use at June 30, 2004, compared with 36 customers and 140 VSAT terminals at June 30, 2003, and has entered into contracts and negotiations with customer targets including brokerage firms, hotels, and national governmental ministries.

In August 2004 Weida PRC entered into a cooperation agreement with a subsidiary of China Telecommunications Corporation (“China Telecom”).  Pursuant to this agreement, Weida PRC will offer its satellite transmission equipment and network as part of a disaster recovery program and back-up system for China Telecom’s major accounts and will furnish Internet capability. The arrangement covers all of China Telecom’s divisions.  Pursuant to this agreement, the next step will be cooperative efforts between Weida PRC and each China Telecom division to market and sell the satellite transmission equipment and network as part of a disaster recovery program and back-up system for China Telecom’s major accounts. Weida PRC expects to receive both equipment payments and continuing service-related fees from purchase orders from China Telecom accounts.  Our revenues from the cooperation agreement depend on China Telecom’s end-user accounts placing purchase orders.  No such purchase orders have yet been obtained, and there is not likely to be a material amount of revenue for Weida PRC from this arrangement before the first quarter of 2005.

Weida PRC does not launch or operate the space satellites. Instead, it provides the ground based transmitters and receivers that allow corporate and government customers to use satellite communications. Weida PRC negotiates for and provides satellite bandwidth, provides equipment sales and installations, and, equally important, manages and improves the communications data stream to the customer.

VSATs and Satellites in the China Market

VSAT is a rapidly growing method of transmission in China, as it can be far more efficient in many ways than landlines. For example, in the United States MCI is installing a system for the United States

Postal Service to include 40,000 sites. Bass Hotels & Resorts, which owns and operates more than 3,000 hotels in nearly 100 countries, uses VSAT transmissions for about 70% of its networking.

In China, utilizing Weida PRC’s satellite transmission services and products can solve a key existing problem - the lack of telecommunications in many zones that are difficult to wire because of geography or because existing telecommunications facilities are held by monopoly in a particular area. Satellite is an ideal solution for residential hillsides, office buildings and student co-ops. Satellite transmission facilities can be implemented much more rapidly and at much lower cost than landlines. The large population bases of major cities, coupled with extensive “old” buildings, means that re-wiring for broadband services is not a practical venture in many instances. VSAT provides a much more cost-effective solution.

China has over 5,400 islands, many of which are populated, remote and cannot be efficiently hard-wired for high speed Internet access with traditional landlines. Further, China has more than 40% of its land mass designated as “mountainous.” “Flatlands” only account for 12% of China’s land area. Moreover, China’s central government is aggressively promoting growth and investment westward to bring economic and social improvement to the poorer western provinces requiring additional communications infrastructure. Clearly, satellite provides an immediate, low cost solution to these infrastructure challenges.

Wireless satellite communications are the only means currently available to resolve “moveable communications” demands, meaning the use of remote wireless transmission vehicles. Such demands stem from a wide range of applications such as geologic exploration, archeological excavations and other civil industries. This key area of opportunity comes from the ability of satellite transmissions to skip from city to city, providing for obvious benefits versus large-scale projects requiring broadband wiring across the country’s large and difficult terrain. Satellite receivers can be deployed today, while subterranean broadband wiring requires substantial capital and decades of deployment across the expansive country.

Voice Over Internet Protocol in the China Market

The market for Voice Over Internet Protocol (VOIP) telephone service presents a particular opportunity for Weida PRC. Approximately 900 million Chinese consumers do not presently have phone service. Weida PRC’s VOIP can rapidly create low-cost service to these non-users as well as provide lower-cost telephone service to the existing users. This market provides both a growth opportunity for Weida PRC in phone services and a market for Weida PRC’s other high-bandwidth, higher revenue services such as Internet, multimedia, gaming, and e-Learning, among others.

By using VOIP, consumers and businesses can greatly reduce their phone bills. Weida PRC has licensed technology to reduce potential low-quality audio that had been an objection to VOIP. We expect VOIP to be a key choice for rural telephone users and anyone desiring lower phone costs, and VOIP is experiencing rapid growth in China.

Prospective Markets and Applications for Weida PRC Services

Currently 99.5% of satellite data transmissions in China are one-way only, merely downloaded to a specific site. Weida PRC’s VSAT license allows for back-channel, bi-directional communications, the critical element necessary for interactivity, Internet services, polling, remote metering and sensing, and e-learning, among others.

As the only private entity to hold a full array of VSAT licenses, Weida PRC believes it can be a leader in the significant demand for satellite services within China. The license provides, among other things, for both low-speed and high-speed digital communications, including audio and video services, Internet, multimedia, HDTV, and VOIP.

The large population bases of major cities, coupled with extensive “old” buildings, means that re-wiring for broadband services is not a practical venture in many instances. VSAT provides a dramatically more cost-effective solution. Weida PRC believes that it can provide broadband Internet IP services at a substantially reduced cost to what is currently charged by the fixed line telecom providers.

In addition to initial beta and test deployment sites, Weida PRC has installed the first three of a chain of substations for military security purposes, and separate intranet/VPNs for a hotel chain, financial services and broadcasting group. Currently, Weida PRC has several proposals under review with hotel chains servicing major metropolitan areas in China. Weida PRC has submitted proposals to a number of potential users and intends to submit additional proposals to two distance learning universities in China working in cooperation with U.S. and European universities.

Another example of possible use is through the State Grid Corporation of China and China Southern Power Grid Company. Each has begun an initiative to have dual communications links between its transformer substations and control centers, as a method to automate over 35,000 substations into non-manned metering centers. Only 20% are currently unmanned. Each has determined that satellite linkage is the ideal choice. As part of an initial proof of concept, Weida PRC has 76 VSAT substations running in the electricity system, which is hosted on the main satellite station of the National Bureau of Seismology. Weida PRC projects opening between 600 to 1,000 new substations per annum for the next 5 years. Another example is the state’s program for grain depot monitoring and Weida PRC is in discussions regarding monitoring solutions for its 9,000 depots.

Environmental protection is another government initiative requiring unmanned metering. Weida PRC is in discussions with several provincial departments of environmental protection concerning a pilot project for pollution monitoring in lakes, rivers, forests and urban areas.

Another major opportunity is in enterprise-wide networks for corporations. Weida PRC can tie together a corporation’s offices in various regions utilizing high security. Another advantage is speed, as a field office can be quickly, easily and inexpensively incorporated into the enterprise network with an installation time of only two hours for a satellite substation. In addition to common data communications, the enterprise can use Weida PRC satellites to create an in-company TV network for visual meetings and training broadcasting, along with remote monitoring (security and processes), and controlling devices (office automation systems).

Weida PRC’s satellites have similar advantages for the stock brokerage industry. Weida PRC can publicly broadcast information and then complete ordering and other instructions for transactions through their bi-directional channel capabilities.

Internet connections in hotels have become an important criterion for tourists choosing a hotel. For instance, the China Correspondents Association set Internet connectivity as one of the first requirements in determining a hotel’s readiness to receive travelers in conjunction with the Asian qualifying games for the World Soccer Cup and the Summer Olympic Games in 2008. At present, there are over 10,000 three-star hotels in China, of which fewer than 10% have Internet connectivity. As many hotels were built at an earlier time when the Internet was not available, setting up a conventional network is expensive and time-consuming for these hotels.

Weida PRC’s Service and Product Offerings

Weida PRC designs, engineers, integrates and installs satellite-based ground segment systems and network solutions for the business-to-business market segment in China.  Our systems consist of an earth station and ancillary subsystems in what is referred to as a ground segment.  An earth station is an integrated system consisting of antennas, radio signal transmitting and receiving equipment, modulation and demodulation equipment, monitor and control systems and voice, data and video network interface equipment.  Ancillary subsystems may include microwave links or fiber optic links for the transmission of communication traffic to a central office, or generators for emergency power requirements.  Weida PRC’s customizable modular earth stations may be sold individually as stand-alone ground segment systems or may be used as subsystems to integrate into a complete ground segment system or network.  Weida PRC segments this to create a modular capability allowing it to address its customers’ specific service and equipment needs, as well as affording it the flexibility to integrate to a wide variety of legacy systems and network platforms.  All of Weida PRC’s earth stations conform to China’s applicable satellite standards.

Weida PRC’s earth stations provide point-to-point high-capacity data links and hubs for satellite networks.  Its earth stations are modular with all electronics enclosed in a compact unit.

•  Weida PRC’s Terminals.  Weida PRC provides a range of general purpose, medium-capacity earth stations, designed for business-to-business networks.  All of the supporting electronics are housed in a light-weight weatherproof unit mounted on the antenna.  The modem is housed in an indoor enclosure.

Additionally, Weida PRC supplies a family of digital earth stations to be used in environments requiring limited capacity in geographic areas with limited or no telecommunications infrastructure.  These earth stations integrate radio frequency and satellite modem components into one antenna mounted package.

Weida PRC also provides a transportable earth station designed primarily for emergency communications and data gathering.  The group is comprised of portable modular earth stations designed for quick deployment and operate anywhere in China.  All of the components are mounted in separate cases, which are small and compact enough to transport by trucks and commercial carriers.

•  Communications Service.  Weida PRC customizes its communications service to meet customer needs by offering standardized services and custom-engineered solutions.  The standard service can be sold separately or can be used as part of a customized solution.  Weida PRC uses its experience in satellite communications, Internet Protocol, networks and information technology in designing its customized solutions.

China is following the telecommunications path laid out by the western world by moving to Internet Protocol based networks and services based on the lower cost of integration and implementation, and the flexibility these networks offer.  Satellite-based communications complement this transition as many of the regions in China lack the next generation terrestrial networks required to accommodate the rapid and reliable transmission of information and bandwidth underlying the growth in traffic.  Weida PRC is a network service provider that offers next generation network services to service providers, ISP’s, enterprises, and government agencies in China.  It allows customers such as corporate headquarters and government agencies to combine satellite and terrestrial communications networks and connect to China’s Internet backbone to obtain high-speed access services.

Weida PRC also provides point-to-multipoint delivery of multimedia.  It provides video, audio and data satellite solutions that service retail, business-to-business customers and government agencies.  As China continues to convert into a market economy the retail sector continues to develop ways to promote their products.  Weida PRC provides video digital networks to support in-store messaging and training.  Training is becoming a significant segment as government agencies look for cost effective ways to deploy and educate employees.

Weida PRC’s Internet network offers point-to-point and multipoint Internet connectivity for ISP’s, service providers, government and business-to-business customers.  These services provide asymmetrical forward and return links optimized for Internet applications.  Weida PRC offers two way satellite Internet connectivity as well as one-way satellite Internet connectivity with terrestrial return.

•  ISDN Network.  Weida PRC’s services offer full-time connections at standard rates of 64Kbps and 128Kbps to geographically dispersed locations.  It can provide these services to organizations needing full-time digital connections for voice, data, and video conferencing in locations around China where the terrestrial infrastructure is inadequate or unavailable.

Weida PRC also provides high-speed data connections for intermittent use through an added value service subscription.  It provides data rates up to 2Mbps to geographically dispersed locations.  Customers who have high bandwidth requirements use this service to reduce costs when they require intermittent services (e.g., emergency agencies).

Overview of Weida’s VSAT Network

The Weida PRC VSAT satellite network has three main components:

•  Network Operations Center (NOC). This is the central hub in Beijing where the data, video, voice and audio content originates from. The central hub is connected to a 7-meter earth station, which transmits and receives the content from the satellite. The hub controls the network through a network management system (NMS) server, which allows a network operator to monitor and control all the components of the network.

•  The Satellite. We currently lease satellite transponder bandwidth from the ASIASAT satellite to transmit and receive content for our VSAT satellite network. The NOC transmits the outbound information (from the NOC to the VSATs) at 64Kbps (2Mbps low-speed VSAT terminal subscribers) to the 128Kbps satellite, which beams it back to earth for reception by the remote VSATs. The VSATs located in the remote locations also send inbound information (from the VSATs to the NOC) via the same satellite transponder to the NOC.

•  VSAT Remote Terminal. We use the 2Mbps (for one-way broadcast) and the ViaSat 2Mbps (for two-way communications) VSAT equipment for our network. These VSATs have two main sub-systems: the dish antenna and the Indoor Unit. The VSAT dish antenna is usually installed at the remote customer site on a roof or wall, although a mobile unit is available and is in limited use by a few customers. A coaxial or Ethernet cable is then run from the VSAT dish antenna to the Indoor Unit, which is installed inside the customer site and connects to a customer’s PC/LAN, television or telephone system.

Marketing and Sales

We utilize distribution channels such as a small direct sales force, distributors, resellers, Internet marketing as well as joint marketing with strategic allies to reach our customers. We believe these channels are most appropriate because they enable us to market ourselves in the shortest time, reduce our capital requirements and are good for close customer relationship building. Our primary focus is to jointly work with China Telecom and our other partners to combine forces to adequately service the business-to-business markets.

Our sales and marketing team currently consists of nine personnel located in our offices in Beijing and Guangzhou. A typical sales process involves relationship building, customer requirements analysis, product presentations, demonstrations, project implementation and after-sales support. The following are some of the marketing activities that we conduct to reach out to new customers:

•  Direct Marketing.  The sales team conducts direct marketing to potential clients and existing customers. They conduct pre-sales presentations that demonstrate the nature and benefits of our products and services and how such services will enhance their operations and management. In particular, the sales team demonstrates how clients can take advantage of our solutions to implement their networking and data transmission needs. The sales team is also trained to address the business concerns and networking requirements of customers.

•  Joint Marketing.  We work closely with China Telecom Information Systems to promote our services, which are distributed by China Telecom as a private labeled service, as well as under Weida PRC’s brand name.  Print, local media and telemarketing achieve this.  We also participate in various road shows and seminars organized by our marketing department and our other strategic partners to present our latest satellite transmission solutions to our potential customers.

Regulatory Environment

The VSAT licensing structure in China was formerly under the control of the Ministry of Post and Telecommunication. It is now under the auspices of the Ministry of Information Industries (MII). Only the MII can grant VSAT licenses within the country.

The MII has deemed VSAT communications to be a “value-added business.” As such, a separate business license is required. Before 2000, any company applying for such a license had to show more than 50% ownership by state-owned assets. After 2000, the requirement was lifted. However, the difficulties of obtaining a VSAT license have only intensified, and Weida PRC remains the first and currently the only such private licensee (the only other privately-owned entity recently holding a license was merged into a joint government venture in January 2004).  Weida PRC has no ownership by the state.

A requirement for obtaining a license is the strict provision regarding registered capital. The registered capital required for a VSAT operator has now been raised to RMB 50,000,000 (more than US$ 6 million), a significant barrier to entry within China. However, such capital is not the only requirement. Any company applying must prove long-term service viability to MII. Early VSAT failures by inefficient state-owned entities have made MII particularly stringent, and leery of awarding any more licenses. Although the government appears to have in place sensible, quantitative requirements, in reality it makes a highly qualitative decision in which few companies can prevail.

During 2001, more than 100 companies applied to the MII for VSAT business licenses and only five of them were granted (i.e., less than 5%). In 2002, one additional VSAT license was granted, to a government-controlled enterprise, and three were rescinded. The government did not grant any VSAT licenses in 2003, and approximately three to five were rescinded, as the government continued to shut down inefficient operators.  As of September 17, 2004, no VSAT licenses have been granted in 2004, the only other private operation was closed and merged into a joint venture with the government, and five more licenses had been rescinded. There is a regulation within the MII that no more VSAT licenses will be granted for the existing value-added business line. Although this information is not publicly published, if a company applies for a business-line VSAT license and there is an existing company already licensed, the applicant cannot gain a license. Instead, the MII suggests to the applicant that it seek some type of cooperative agreement with the licensed entity.

Current Marketplace and Competition

Currently, there are approximately 34 VSAT licensed operators in China, operating a total of approximately 34,540 terminals, of which approximately 76% are receive-only (unidirectional) and 24% are bi-directional.  Weida PRC’s largest competitors in satellite transmission are ChinaSat, China Orient, ChinaCast, Guangdong South Satellite Telecom and Shanghai VSAT.  Other competitors include approximately 15 small single system and network providers.  Most of Weida PRC’s competitors are substantially larger, with greater capital resources, longer operating history and a larger base of installed revenue-producing VSAT terminals.

In terms of receive-only users, television receiving, stock quotes receiving and receive-only distance learning stations account for 40%, 50% and 10% respectively. In terms of bi-direction users, paging is the major application. Owing to the decline and slower growth of the paging business in China, many VSAT stations lie idle. Data acquisition and distance communication stations form the other subset of two-way users. The speed of most two-way stations is low, ranging from 960bps to 64Kbps, as these operators use older equipment and protocols.

Therefore, most operators are engaged in one-way broadcast services, and their original systems simply cannot meet the demands required for robust, two-way applications. Yet, this is the growth area of the market - hundreds of business-to-business customers who are demanding high-speed, two-way services.

With respect to technology, Weida PRC believes that there is little competitive edge between operators in terms of equipment. All operators can select from the same hardware manufacturers, and there is no exclusivity. We believe companies will compete for new applications and better services. This is where we believe Weida PRC has a decided edge due to its ability to create customized hardware and software solutions and services in response to its customers’ demands. We believe Weida PRC stands above other VSAT operators with respect to its in-house technical capabilities for unique customer solutions.

This is where Weida PRC intends to excel, owing to the vision of its management team and high quality of its market-oriented personnel. Weida PRC plans to focus upon capturing market share through new services and imaginatively converging various technologies.

Technology

The communication rate and protocols of the early satellite system do not comply with the current communication requirements and market desires. If these older systems are attempting IP communications, some new equipment must be added, such as routers, switches, etc. This previous equipment is based on a private line communication mode, which yields low efficiency when applied to the current, widely-used TCP/IP acknowledgement scheme. Further, this pre-2000 equipment does not contain the “spoofing” protocol as demanded by customers for TCP/IP applications.

Weida PRC believes it is ahead of others in China in the usage of the IP platform for satellite communications of data, audio and video (multimedia). At present, Weida PRC believes no other Chinese VSAT operator offers such services. Weida PRC has completed its pilot work, and is estimated to be one year ahead of competitors, both technologically and in terms of market delivery.

It is important to note that China Telecom examined 15 VSAT operators before selecting Weida PRC. China Telecom has indicated that they consider Weida PRC as the most technologically advanced operator owing to its great experimental work to date and ability to meet customer needs with specialized solutions.

Intellectual Property

Weida PRC’s VSAT license was issued in 2001 and covers every province in China.  This VSAT license expires on August 11, 2006 and is renewable automatically for additional 2-year terms unless either party terminates in accordance with the terms of the license. In addition, Weida PRC received an Internet ISP license in 2003, which covers 20 cities in China.  This Internet ISP license expires on August 11, 2008 and is renewable automatically for additional 2-year terms unless either party terminates in accordance with the terms of the license.

Weida PRC’s VSAT license is a scarce and hard-to-obtain asset.  The government has increased the capital investment requirement from $2,500,000 to over $6,000,000 to apply for a VSAT license.  Additionally, new applicants are required to operate in a beta environment for a minimum of 2 years before they can officially apply for the grant of a license.

Research and Development

Weida PRC purchases almost all of its equipment and software from existing industry vendors, but it maintains a limited development effort focused on customer application development for satellite communications and integration to legacy systems and networks. The costs of such efforts have not been material, and are included in operating expenses.

Employees

As of September 17, 2004 Weida PRC had 30 full time equivalent employees, including 8 in product development, 9 in sales and marketing, 5 in customer support services and 8 in distribution services and administration.

Risks Related to Our Business and Corporate Structure

We are a recently established business.

We are a recently established business as the result of the share exchange transaction with SCL in June 2004 and are subject to all of the risks inherent in the creation of a new business, including the absence of a history of any significant operations or proven business plan.  In recent years, we have had only limited operations, which have been concentrated almost exclusively in development, organizational and start-up activities.  As a result, we continue to establish many functions that are necessary to conduct our business, including managerial and administrative services, marketing activities, financial systems and personnel recruitment.  Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by businesses in their early stages of development, particularly in established, highly competitive and continuously evolving markets.  We have not yet generated any revenues and expect to incur operating losses, which could extend over a long period if any of our funding or operational assumptions prove to be incorrect.   There can be no assurance that our operations will be successful, that we will be successful in meeting our stated business objectives, that we will ever generate revenues, or that we will become profitable.

We may not achieve profitability if we are unable to maintain, improve and develop our products and services or if our new or enhanced products or services fail to achieve market acceptance.

We believe that our future business prospects depend in part on our ability to maintain and improve our current products and services and to develop new ones on a timely basis. Our products and services will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our products and service offerings, new products and services and enhancements to current products and services require long development and testing periods. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products and services. Additionally, our new or enhanced products or services may not achieve market acceptance.

If we cannot effectively maintain, improve and develop products and services, or if our new or enhanced products or services fail to achieve market acceptance, we may not be able to recover our fixed costs or otherwise become profitable.

We will require significant capital and financing to complete the acquisition of control and a legal ownership interest in Weida PRC and finance its continuing operations.

In addition to issuing stock to the OIHL shareholders, we will have to pay approximately $15.8 million to complete the acquisition, as follows:

•                  $805,153 in cash to the shareholders of Weida PRC, which payment shall also be deemed to satisfy our obligation to contribute a capital contribution to the Sino-foreign Equity Joint Venture that Weida PRC is being converted into (the “Weida EJV”) (which payment has been deposited and is reserved for payment); and

•                  $15,000,000, payable in cash to the former shareholders of OIHL.

These payments are required to be made only if the conditions to the formation of the Weida EJV discussed elsewhere in this report have been completed and the Weida EJV has been formed and has a valid business license showing SCL’s 25% equity ownership.

We do not expect that our shareholders or the current Weida PRC shareholders will provide all of our financing requirements. Consequently, we cannot be sure that any additional financing will be available as and when needed, on commercially reasonable terms, or at all. If we cannot obtain additional financing as and when needed, we may not be able to complete the acquisition of legal ownership of a 51% interest in Weida PRC, which could have a material adverse effect on our financial condition and results of operations.

Therefore, it is possible that the acquisition of a legal ownership interest in Weida PRC (as compared with our current contractual and profit-sharing arrangements) may never be consummated, in which instance our common stock may have lesser value than it has currently.

SCL was also originally obligated to provide or arrange for approximately $159 million of working capital for the Weida EJV in the form of equipment leasing, asset purchases, cash equivalents, or other commercially reasonable forms based on a business plan to be agreed upon by the board of the Weida EJV after SCL had appointed its members, but provision of this working capital was not a condition precedent to SCL’s acquiring control of, or a profit-sharing or ownership interest in, Weida PRC. The terms of the equity joint venture contract and articles of association of the Weida EJV entered into in August 2004 no longer specify any specific level of required financing, and any such financing will require approval of the Weida EJV’s board.

Weida PRC’s future working capital needs have not yet been determined. Although there is no expressed date by which working capital is to be arranged, nonetheless, failure to successfully arrange for all or substantially all of such working capital requirements could materially and adversely impact the viability or future profitability and growth of Weida PRC. SCL and we have recently provided limited funding support for Weida PRC equipment purchases.  Neither we nor SCL currently has and we have not yet made any other plans, proposals or arrangements for such working capital funding, and do not expect to pursue such financing requirements until a business plan for Weida PRC for the remainder of 2004 and for 2005 is prepared, reviewed and approved by us. Consequently, there is no assurance that the necessary working capital financing for Weida PRC can or will be obtained.

To raise capital, we may have to issue equity or debt securities on terms that are detrimental to existing shareholders.

In order to complete the acquisition of control and a legal ownership interest in Weida PRC, we will be required to issue 16,296,296 shares of common stock, representing approximately 18% of our outstanding common stock after such issuance, to the former shareholders of OIHL. Further, in order to meet our capital requirements, we expect to offer equity securities for sale, and shareholders will experience additional dilution. Any new equity securities we issue may have rights, preferences or privileges senior to those of existing holders of common stock. We may issue debt securities with substantial debt service requirements, high interest rates or other terms that limit our ability to obtain financing or take advantage of business opportunities.

If the PRC government finds that the agreements that establish the structure for operating our business do not comply with PRC government restrictions, we could be subject to severe penalties.

In December 2001, in order to comply with China’s commitments with respect to its entry into the World Trade Organization (“WTO”), the State Council promulgated the Administrative Rules for Foreign Investments in Telecommunications Enterprises, or the Telecom FIE Rules. The Telecom FIE Rules set forth detailed requirements with respect to capitalization, investor qualifications and application procedures in connection with the establishment of a foreign-invested telecommunications enterprise. Pursuant to the Telecom FIE Rules, the ultimate ownership interest of a foreign investor in a foreign-funded telecommunications enterprise shall not exceed 50%.

We and our subsidiaries are considered to be foreign persons or foreign-invested enterprises under PRC laws. As a result, we operate in China through Weida PRC, which is owned by PRC citizens. We do not have any equity interest in Weida PRC and instead enjoy the economic benefit of Weida PRC through contractual arrangements, including agreements on provision of services, intellectual property, and certain capitalization and corporate governance matters. Weida PRC conducts substantially all of our operations and generates substantially all of our revenues. It also holds the licenses and approvals that are essential to our business.

There are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including but not limited to the laws and regulations governing the validity and enforcement of our contractual arrangements. Accordingly, we cannot assure you that PRC regulatory authorities will not determine that our contractual arrangements with Weida PRC violate PRC laws or regulations.

If we, our subsidiaries or our operating company were found to violate any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•                  levying fines;

•                  confiscating our or our operating company’s income;

•                  revoking our or our operating company’s business license;

•                  requiring us to restructure our ownership structure or operations; and/or

•                  requiring us or our operating company to discontinue our satellite telecommunications business.

Any of these or similar actions could cause significant disruptions to our business operations or render us unable to conduct our business operations and may materially adversely affect our business, financial condition and results of operations.

Our contractual arrangements with Weida PRC may not be as effective in providing operational control as direct ownership of this business and may be difficult to enforce.

PRC laws and regulations currently restrict foreign ownership of companies that provide telecommunications services. As a result, we conduct substantially all of our operations and generate substantially all of our revenues through Weida PRC pursuant to a series of contractual arrangements with Weida PRC and its shareholders. These agreements may not be as effective in providing control over our operations as direct ownership of this business. In particular, our operating company could fail to perform or make payments as required under the contractual agreements, and we will have to rely on the PRC legal system to enforce this agreement, which we cannot be sure would be effective.

Holding company structure and operating subsidiaries not wholly owned or controlled.

An investment in our common stock represents an equity interest in a holding company and not in an operating company. We conduct operations through subsidiaries.  Even when the equity interest in our major operating subsidiary, Weida PRC, is fully acquired by SCL, such equity interest will be only up to 51%.  This structure, and our less than 100% ownership, may result in us not realizing the full benefits of capital that we provide to subsidiaries, may require substantial management attention in dealing with minority shareholders, and may reduce the value of an investment in us.

The dividends and other distributions on equity we may receive from Weida PRC, or other payments we may receive are subject to restrictions under Chinese law or agreements that these entities may enter into with third parties.

We are a holding company. We will operate, directly or indirectly, through Weida PRC, which has entered into contractual arrangements with our subsidiaries through which we will conduct our business activities and will receive substantially all of our revenues in the form of service fees. If Weida PRC or our other subsidiaries incur debt in the future, the instruments governing the debt may restrict their ability to pay fees or make other payments or distributions to us. In addition, Chinese law requires that payment of dividends by our subsidiaries that are incorporated in China can only be made out of their net income, if any, determined in accordance with Chinese accounting standards and regulations. Under Chinese law, those subsidiaries are also required to set aside a portion, up to 10% of their after-tax net income each year to fund certain reserve funds, and these reserves are not distributable as dividends. Any limitation on the payment of fees by Weida PRC or dividends by our subsidiaries generally could materially adversely affect our ability to grow, fund investments, make acquisitions, pay dividends, and otherwise fund and conduct our business.

If we are unable to maintain Weida PRC’s VSAT license on acceptable terms, or at all, our business and revenue, costs and expenses and financial condition would be seriously harmed.

Weida PRC currently holds a VSAT satellite license in the PRC for a limited period, ending in 2006. The scope of the license permits the offer and sale of a variety of broadband satellite communications services, including audio and video services, Internet connectivity, multimedia services, HDTV, and VOIP. The license granted provides Weida PRC the opportunity to develop and deliver such satellite communications in China. Weida PRC is licensed to provide services in the rapidly growing VOIP telephone service market, and to provide such services as a phone operator. Although we believe Weida PRC’s VSAT license will be renewed when its current term expires, there can be no assurance that we will be able to renew Weida PRC’s current VSAT license on acceptable terms, or at all, which would severely harm our business and revenue, costs and expenses and financial condition, and would require us to make radical changes in our business plans and operations.

The markets in which we expect to operate are characterized by rapid technological changes and frequent new products and service introductions.  We may not be able to keep up with these rapid technological and other changes.

We expect to operate in several markets, each characterized by rapidly changing technology and evolving industry standards.  The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable and can exert price pressures on existing products.  We anticipate that a number of existing and potential competitors will be introducing new and enhanced products that could adversely affect the competitive position of our products.

Our ability to anticipate changes in technology and industry standards and to successfully develop and introduce new, enhanced and competitive products, on a timely basis, in all the markets where we operate, will be a critical factor in our ability to grow and be competitive.  As a result, we expect to continue to make significant expenditures on research and development. Frequent new products and service introductions could require substantial modification and customization of our current products and business models, as well as the introduction of new products.  Customer acceptance of these new technologies may be slower than we anticipate.  We cannot assure you that the market or demand for our products and services will grow as rapidly as we expect, or if at all, that we will successfully develop new products and services or introduce new applications for existing products and services, that such new products and services will achieve market acceptance or that the introduction of new products and services or technological developments by others will not render our products and services obsolete.  In addition, our products and services must readily integrate with our customers.  Our inability to develop products that are competitive in technology and price and responsive to customer needs could have a material adverse effect on our business, financial condition and results of operations.

If we lose our key suppliers, our business may suffer.

Certain components and subassemblies that are used in the manufacture of Weida PRC’s existing products are purchased from a single or a limited number of suppliers.  In the event that any of these suppliers are unable to meet our requirements in a timely manner, we may experience an interruption in production until an alternative source of supply can be obtained.  Any disruption, or any other interruption of a supplier’s ability to provide components to us, could result in delays in making product shipments, which could have a material adverse effect on our business, financial condition and results of operations.  In addition, some of our major suppliers use proprietary technology and software code that could require significant redesign of our products in the case of a change in vendor.  Further, if suppliers discontinue their products, or modify them in manners incompatible with our current use, or use manufacturing processes and tools that could not be easily migrated to other vendors, we could have significant delays in product availability, which would have a significant adverse impact on our results of operations and financial condition.   Although Weida PRC generally maintains an inventory for some of our components and subassemblies to limit the potential for an interruption, and we believe that we can obtain alternative sources of supply in the event our suppliers are unable to meet our requirements in a timely manner, we cannot assure you that our inventory and alternative sources of supply would be sufficient to avoid a material interruption or delay in production.

We may fail to support our anticipated growth in operations, which could reduce demand for our products and services and could materially adversely affect our revenue.

Our business strategy is based on the assumption that the number of subscribers to our products and services, the amount of information they want to receive and the number of products and services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth.  We may be unable to expand our operations for one or more of the following reasons:

•                  we may not be able to locate or hire at reasonable compensation rates qualified engineers and other employees necessary to expand our capacity;

•                  we may not be able to obtain or develop the hardware necessary to expand our capacity; and

•                  we may not be able to expand our required support systems.

The ability of our systems and operations to connect and manage a substantially larger number of customers while maintaining superior performance is uncertain. Any failure on our part to develop and maintain our products and services as we experience rapid growth could significantly reduce demand for our products and services and materially adversely affect our revenue.

Our ability to sell new and existing products and services at a profit could be impaired by competitors.

Intense competition exists in the market for the products and services we offer, with a large number of competitors, many of which have established market recognition. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our products and services. Our competitors may have significantly greater resources than we do.  Furthermore, competitors may develop a different approach to marketing the products and services we provide. Competition could reduce our market share or force us to lower prices to unprofitable levels.

We depend on recruiting and retaining key management and technical personnel and we may not be able to develop new products and services or support existing products and services if we cannot hire or retain qualified employees.

Because of the technical nature of our products and services and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. Competition for qualified personnel in our industry is intensifying and finding qualified personnel with experience may be difficult in the years to come.  There can be no assurance that we will be able to successfully recruit and integrate new employees.  This difficulty may be exacerbated if we fail to make progress in achieving our business goals. Competitors and others have in the past attempted, and may in the future attempt, to recruit our employees. An inability to attract and retain highly qualified employees may have an adverse effect on our ability to develop new products and services and enhancements for existing products and services and to successfully market such products and services, all of which would likely have a material adverse effect on our results of operations and financial position.  Our success also depends, to a significant extent, upon the continued service of a number of key management, sales, marketing and technical employees, the loss of whom could materially adversely affect our business, financial condition and results of operations.

Undetected problems in our products could directly impair our financial results.

If flaws in design, production, assembly or testing of our products (by us or our suppliers) were to occur, we could experience a rate of failure in our products that would result in substantial repair, replacement or service costs and potential liability and damage to our reputation.  There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to adequately protect our intellectual property, which could cause us to be less competitive.

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our products is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriations of our technology, particularly in countries where the laws may not protect our proprietary rights as fully as in other countries such as the United States. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

We may be exposed to infringement claims by third parties, which, if successful, could cause us to pay significant damage awards.

Third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

Terrorist activities, international conflicts and acts of war may seriously harm our business and revenue, costs and expenses and financial condition.

Terrorist activities or acts of war (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 and subsequent terrorist attacks in other countries have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other actual or potential conflicts or acts of war, including the ongoing military operations in Afghanistan and Iraq as well as the threat of conflict with North Korea, have created many economic and political uncertainties that could adversely affect our business, results of operations and stock price in ways that we cannot presently predict. We are predominantly uninsured for losses and interruptions caused by terrorist activities and acts of war. Any political, economic or other instability in the United States, Taiwan or China in particular could adversely affect our suppliers and our business.

We will continue to incur increased costs as a result of being a public company subject to the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission, and our new management faces challenges in implementing those requirements.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission (“SEC”), has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of the Sarbanes-Oxley Act and related rules adopted by the SEC, we have created additional board committees and are adopting comprehensive new policies regarding internal controls and disclosure controls and procedures. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur, particularly those relating to implementation of new requirements relating to assessment of internal controls, or the timing of such costs.

The burdens placed upon us by these requirements and changes in regulations on our new management following the share exchange are substantial. These burdens will increase even further as a result of our acquisition of control of, and a 51% profit-sharing interest in, Weida PRC. Therefore, we cannot predict with certainty our ability to achieve and maintain compliance with all requirements at acceptable levels of cost and management attention.

Together, a limited number of shareholders currently own a substantial percentage of our common stock, and could significantly influence matters requiring shareholder approval.

Currently, ten of our shareholders own, collectively, approximately 50% of our outstanding common stock. If these shareholders act together, they would be able to control virtually all matters requiring shareholder approval, including the election of directors and the determination of significant corporate actions. This concentration of ownership may depress our stock price or delay or prevent a change in control that may otherwise be beneficial to our shareholders.

Risks Related to the PRC

China’s economic, political and social conditions, as well as government policies, could affect our business.

Substantially all of the assets owned by Weida PRC are located in China and substantially all of our revenues will be derived from Weida PRC’s operations in China. Accordingly, our results of operations and prospects are subject, to a significant degree, to economic, political and legal developments in China. The economy of China differs from the economies of most developed countries in many respects, including:

•                  the extent of government involvement;

•                  economic structure;

•                  level of capital reinvestment;

•                  its level of development;

•                  inflation rates;

•                  its growth rate; and

•                  its control of foreign exchange.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While China’s economy has experienced significant growth in the past twenty years, growth has been uneven across both geographic regions and the various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China but may have a negative effect on us. For example, our operating results and financial condition could be materially and adversely affected by government monetary policies, changes in interest rate polices, tax regulations or policies and regulations affecting the securities markets and asset management industry.

Extensive government regulation of the telecommunications industry may limit our flexibility in responding to market conditions, competition or changes in our cost structure.

The telecommunications business in China is subject to extensive government regulation. The Ministry of Information Industry, which is the primary telecommunications industry regulator under China’s State Council, regulates, among other things:

•                  industry policies and regulations;

•                  licensing;

•                  tariffs;

•                  competition;

•                  telecommunications resource allocation;

•                  service standards;

•                  technical standards;

•                  interconnection and settlement arrangements; and

•                  universal service obligations.

Other Chinese governmental authorities also take part in regulating tariff policies, capital investment and foreign investment in the telecommunications industry. Major capital investments, including telecommunications network development projects, are subject to the approval of relevant Chinese government authorities. The regulatory framework within which we will operate may constrain our ability to implement our business strategies and limit our flexibility to respond to market conditions or to change our cost structure.

Future changes to the regulations and policies governing the telecommunications industry in China may have a material adverse effect on our business and operations.

Possible future changes to regulations and policies of the Chinese government governing the telecommunications industry could adversely affect our business and operations. For example, to provide a uniform regulatory framework for the orderly development of the telecommunications industry, the Chinese government is currently preparing a draft telecommunications law. If and when the telecommunications law is adopted by the Standing Committee of the National People’s Congress, it is expected to provide a new regulatory framework for telecommunications regulation in China. The contents of the draft telecommunications law have not yet been made public. While we expect that the telecommunications law will have an overall positive effect on the development of the telecommunications industry in China, we cannot be certain how this law will affect our own business and operations. If it should contain provisions more stringent than the current telecommunications regulations, our ability to carry out our business plan could be adversely affected.

The legal system in China has inherent uncertainties that could limit the legal protections available to us.

Our equity interest in Weida PRC will be held through a joint venture organized under the laws of China and will be governed by its articles of association. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited precedential value. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with such economic matters as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties.  These uncertainties could limit the legal protections available to foreign investors, including us.  In addition, the PRC may enact new laws or amend current laws that may be detrimental to our current contractual arrangements with Weida PRC, which may in turn have a material adverse effect on our business operations.

You may experience difficulties in effecting service of legal process or enforcing foreign judgments based on United States or other foreign law.

Weida PRC is a company incorporated under the laws of China, and substantially all of the assets of Weida PRC are located in China.  In addition, some members of management of Weida PRC reside within China, and substantially all of the assets of these persons are located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our management, including with respect to matters arising under United States federal securities laws or applicable state securities laws.  Moreover, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States or many other countries. Furthermore, Hong Kong has no arrangement for the reciprocal enforcement of judgments with the United States.  As a result, recognition and enforcement in China or Hong Kong of judgments of a court in the United States and many other jurisdictions in relation to any matter may be difficult or impossible.

Government control of currency conversion may adversely affect our operations and financial results.

We will receive substantially all of our revenues in Renminbi, which currently is not a freely convertible currency. A portion of these revenues may have to be converted into other currencies to meet our foreign currency obligations. These foreign currency-denominated obligations include:

•                  payment of interest and principal on foreign currency-denominated debt;

•                  payment for equipment and materials purchased offshore; and

•                  payment of any dividends we may declare on our shares.

Under China’s existing foreign exchange regulations, following completion of the acquisition of a controlling equity interest in Weida PRC, we will be able to pay dividends in foreign currencies without prior approval from the State Administration of Foreign Exchange by complying with certain procedural requirements. However, the Chinese government may take measures at its discretion in the future to restrict access to foreign currencies for current account transactions if foreign currencies become scarce in China. We may not be able to pay dividends in dollars or other foreign currencies to our shareholders if the Chinese government restricts access to foreign currencies for current account transactions.

Foreign exchange transactions under our capital account, including foreign currency-dominated borrowings from Chinese or foreign banks and principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange. These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

Fluctuation of the Renminbi could materially affect our financial condition and results of operations.

The value of the Renminbi fluctuates and is subject to changes in China’s political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including United States and Hong Kong dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to United States dollars has generally been stable. However, any devaluation of the Renminbi could adversely affect the value of, and dividends, if any, payable on shares of our capital stock in foreign currency terms, since we will receive substantially all of our revenues in Renminbi. Fluctuations in exchange rates could also adversely affect the value, translated or converted into United States or Hong Kong dollars, of our net assets, earnings and any declared dividends.  Our financial condition and results of operations may also be adversely affected by changes in the value of certain currencies in which our obligations are denominated. In particular, a devaluation of the Renminbi is likely to increase the portion of our cash flow required to satisfy any foreign currency denominated obligations.

Any future outbreak of Severe Acute Respiratory Syndrome (SARS) or any other epidemic in China may have a material adverse effect on our business operations, financial condition and results of operations.

From December 2002 to June 2003, China and certain other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as SARS. On July 5, 2003, the World Health Organization declared that SARS had been contained. However, in recent months, a few new cases of SARS have been reported in Asia since the initial outbreak of SARS was declared contained on July 5, 2003. An outbreak in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For instance, a new outbreak of SARS or any other epidemic may reduce the level of economic activity in affected areas, which may lead to a reduction in our revenue if our clients cancel existing contracts or defer future expenditures. In addition, health or other government regulations may require temporary closure of our offices, or the offices of our customers or partners, which will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations. Though Weida PRC took some emergency measures during the SARS outbreak in 2003, we have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to Our Common Stock

Sales of large amounts of our common stock in the public market could depress the market price of our common stock and impair the ability to raise capital through offerings of equity securities.

None of the shares of our common stock issued to SCL’s shareholders in the share exchange were, and none of the shares of our common stock sold and issuable to investors and advisors in recent private placement transactions or to the former OIHL shareholders will be, registered under the Securities Act. Accordingly, most of our shareholders will not be able to sell their shares unless they are later registered or covered by an available exemption such as Rule 144. As a result of these restrictions, the market for our common stock has remained “thin” for some time, with trading in the shares limited to approximately 825,000 shares (excluding shares subject to a one-year lockup).  We may determine to register the shares of one or more other holders of common stock, at any time or from time to time. If holders of our common stock sell substantial numbers of shares in the public markets, the price of our common stock may fall, making it more difficult to raise capital.

Under Rule 144, each of the holders of the 69,809,480 shares issued to SCL’s shareholders in the exchange will be eligible to sell up to 1% of our outstanding common stock every three months commencing June 11, 2005, and each of the future holders of shares of our common stock sold and issuable to investors and advisors in recent private placement transactions or to the former OIHL shareholders will be eligible to sell up to 1% of our outstanding common stock every three months commencing 12 months after those shares are issued (subject in each case to the restrictions on volume, manner of sale and other conditions of Rule 144). SCL shareholders who received shares of our common stock in the exchange and who are not “affiliates” of the Company will be able to sell all of their shares of common stock commencing June 11, 2006.  Recent investors and advisors in private placement transactions and the former OIHL shareholders who are not “affiliates” of the Company will be able to sell all of their shares of common stock commencing 24 months after those shares are issued. The number of shares eligible to be sold could be substantially increased if we determine to register shares held by one or more holders of shares of common stock. The sale or prospective sale of these shares could impede the ability to raise capital for some time to come.

As a stock quoted on the OTCBB, our common stock currently has limited liquidity.

Holders of shares of our common stock, which are quoted on the OTCBB, may find that the liquidity of our common stock is impaired as compared with the liquidity of securities listed on NASDAQ or one of the national or regional exchanges in the United States. This impairment of liquidity may result from reduced coverage by security analysts and news media of the Company and lower prices for our common stock than might otherwise be attained.

Although we have applied for listing of our securities on NASDAQ, we cannot give you assurance as to when our application for listing will be approved, if at all.

Our common stock has in the past been subject to the SEC’s “penny stock” rules which may limit its liquidity.

Our common stock has in the past been subject to the SEC’s “penny stock” rules. Penny stocks generally are equity securities that are not registered on certain national securities exchanges or quoted by NASDAQ and have a price per share of less than $5.00. Penny stocks are subject to “penny stock rules” that impose additional sales practice requirements on broker-dealers who sell the stocks to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and obtain the purchaser’s written consent to the transaction prior to the sale. Prior to the sale, broker-dealers must also deliver to the potential purchaser a disclosure schedule prescribed by the SEC describing the penny stock market and disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, broker-dealers must deliver to penny stock investors monthly statements disclosing recent price information for penny stocks held in the account and information on the limited market in penny stocks. These additional requirements restrict the ability of broker-dealers to sell our common stock and make it more difficult for investors to dispose of our common stock in the secondary market.

The market price and marketability of our common stock may not improve, and may even decrease.

Currently, our common stock is thinly traded on the OTCBB. The market price and marketability of our common stock will depend on many factors, some of which will be outside our control. We cannot assure you that the market price per share of our common stock in the future will remain the same, equal or exceed the market price immediately after the share exchange.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid, or at all.

The trading price of our common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this report. In addition, the stock market in general, and technology companies in particular, have experienced extreme price and volume fluctuations. The average trading volume of our common stock is low, and current trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that have experienced significant declines in share prices. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

ITEM 2.     PROPERTIES

We maintain our principal executive offices at 515 Las Olas Boulevard, Suite 1350, Fort Lauderdale, Florida 33301 through leased office space consisting of an aggregate of approximately 4,200 square feet. We believe that these facilities are adequate for our needs in the foreseeable future.

Guangzhou Weida Communications Technology Co., Ltd.

Weida PRC maintains offices in both Beijing and Suzhou.  Its principal executive offices are located at the 10th floor of building C in Binhe Mansion, No. 1 Che, Daogou, Haidian, Beijing 100089 through leased office space consisting of an aggregate of approximately 30,000 square feet. We believe that these facilities are adequate for Weida PRC’s needs in the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

Except as set forth below, there are no material legal proceedings pending to which we are a party or to which our property is subject. We are subject to various claims that arise in the ordinary course of business. In the opinion of our board, the amount of any ultimate liability with respect to these claims will not materially affect our financial position, liquidity or results of operations.

An employee of SCL has recently asserted claims for unpaid salary in the amount of $0.5 million and 3.3 million shares of SCL common stock based on an asserted employment agreement between him and SCL, and has indicated through his counsel that if terminated he will also assert a claim for severance in the additional amount of $0.75 million. SCL’s management believes SCL has meritorious defenses to the claims, including that the employee in question did not perform the services contemplated by the alleged agreement. A portion of the employee’s alleged unpaid salary had been and continues to be included in SCL’s financial statements as accounts payable.

SCL has commenced legal proceedings against the employee for breach of contract and declaratory relief and has given him notice of termination of employment. The employee has moved to compel arbitration of the matter. Litigation or arbitration proceedings with respect to the employee’s claims are probable. There can be no assurance as to the outcome of any litigation or arbitration proceedings. Any adverse decision in such proceedings could adversely affect the financial condition of SCL and/or the Company.

A shareholder and former chief financial officer of Teleflex Technologies, Inc. (“Teleflex”), a currently inactive privately-held company which had attempted to pursue joint venture opportunities in China in late 2001 and in 2002, and of which Mitchell Sepaniak, our President and Chief Executive Officer, was chief executive officer commencing early 2003, has recently asserted claims in New York State court against SCL, Teleflex and Mr. Sepaniak. The plaintiff’s petition alleges failure on the part of Mr. Sepaniak and Teleflex to comply with corporate formalities such as holding annual meetings and also alleges corporate waste, and is seeking various relief, including allowing shareholders to inspect the books and records, including balance sheets and profit and loss earnings statements. The former chief financial officer has also asserted claims against SCL, Teleflex and Mr. Sepaniak for unpaid salary and compensation. The plaintiff’s claims and requests for relief are not asserted against the Company, although the Company has been named as a party by reason of its role as a party in the exchange offer with SCL. The Company has moved to dismiss the petition.

Litigation proceedings with respect to the plaintiff’s claims are probable. The proceedings are at an early stage, and therefore there can be no assurance as to the outcome of such proceedings. Any adverse decision in such proceedings could adversely affect the financial condition of SCL and/or the Company.

Guangzhou Weida Communications Technology Co., Ltd.

There are no material legal proceedings to which Weida PRC is a party or to which any of its property is subject. Weida PRC is subject to various claims that arise in the ordinary course of business. In the opinion of our board, the amount of any ultimate liability with respect to these claims will not materially affect our financial position, liquidity or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Shareholders on June 10, 2004 whereby the following actions were approved by shareholders holding approximately 67% of the Company’s then-outstanding common stock: (1) the Company entering into the share exchange with SCL, (2) the Company changing auditors to Deloitte Touche Tohmatsu, (3) the Company changing its name from Laser Recording Systems, Inc. to Weida Communications, Inc., and (4) the election of Carl Lanzisera, Mitchell Sepaniak and Tilmon Holloway to serve as members of the board of directors.   The results of matters voted at that Special Meeting were reported in the Company’s Current Report on Form 8-K dated June 9, 2004, and filed with the SEC on June 18, 2004.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Our Common Stock

Our common stock is traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “WDAC.” The following table sets forth the range of high and low closing sale prices for our common stock for the periods indicated (as adjusted to reflect the one-for-four reverse stock split that took effect on June 11, 2004):

	High Sale Price	Low Sale Price
Calendar2002:
First Quarter	$0.120	$0.092
Second Quarter	$0.140	$0.080
Third Quarter	$0.100	$0.076
Fourth Quarter	$0.068	$0.060

Calendar 2003:
First Quarter	$0.080	$0.068
Second Quarter	$5.200	$0.080
Third Quarter	$4.680	$2.560
Fourth Quarter	$3.600	$1.440

Calendar 2004:
First Quarter	$3.760	$1.240
Second Quarter	$6.450	$2.120
Third Quarter (through September 17, 2004)	$6.100	$5.050

On September 17, 2004, there were approximately 368 shareholders of record of our common stock, and 72,334,486 shares issued and outstanding, which does not include (i) 1,661,245 shares of common stock to be issued to existing and recent investors and advisors as of September 17, 2004, (ii) 16,296,296 shares of common stock to be issued to the shareholders of OIHL and (iii) 3,014,526 shares of common stock to be issued upon exercise of issued and outstanding warrants and warrants to be issued to existing and recent investors as of September 17, 2004.

Private Placements

On June 18, 2004, we initiated a private placement transaction pursuant to which we sold through September 17, 2004 and will issue 1,661,245 shares of our common stock, which includes 372,322 shares of our common stock to be issued to advisors, at a price of $3.00 per share, and warrants to purchase an additional 644,478 shares of our common stock at $2.75 per share. The shares and warrant shares were sold and will be issued under common individual purchase agreements and advisory agreements. The warrants carry a three and one-half year term from the time such warrants are exercisable. Our common stock and warrants to be issued to investors and advisors were sold and will be issued pursuant to an exemption from the registration requirements of the Securities Act pursuant to Regulation D promulgated thereunder.

ITEM 6.                                                  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The share exchange transaction between the Company and SCL in June 2004 was accounted for similar to a reverse acquisition in which SCL is the accounting acquirer and the Company is the legal acquirer. As a result of the share exchange transaction (i) the historical financial statements of the Company for periods prior to the date of the transaction are no longer presented and (ii) the historical financial statements for periods prior to the date of the transaction are those of SCL.  Subsequent to June 30, 2004, the Company acquired control of and a 51% profit-sharing interest in, Weida PRC through contractual arrangements between the WOFE and Weida PRC, including a trust arrangement for the benefit of SCL with respect to 51% of the shares of Weida PRC. See Notes 1 and 9 to the Consolidated Financial Statements of the Company included elsewhere in this report.

The following selected financial data for the Company and Weida PRC should be read in conjunction with our financial statements, the notes thereto, and Item 7, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” appearing elsewhere in this report. The selected statements of operations data for the Company for the six months ended June 30, 2004, for the period from May 16, 2003 to June 30, 2003 (unaudited) and for the period from May 16, 2003 to December 31, 2003, and the selected balance sheet data for the Company as of June 30, 2004 and December 31, 2003, are derived from our audited and unaudited financial statements included elsewhere in this report. The selected statements of operations data for Weida PRC for the six months ended June 30, 2004 and June 30, 2003 (unaudited) and for the years ended December 31, 2003, 2002 and 2001, and the selected balance sheet data for Weida PRC as of June 30, 2004, June 30, 2003 (unaudited) and December 31, 2003, 2002 and 2001 are derived from Weida PRC’s audited and unaudited financial statements included elsewhere in this report.

Weida Communications, Inc.

Statement of Operations Data

	Six Months Ended June 30, 2004	Period From May 16, 2003 (date of inception) to June 30, 2003 (Unaudited)	Period From May 16, 2003 (date of inception) to December 31, 2003
	US$	US$	US$

Operating expenses	(1,930,660)	(137,469)	(1,180,702)
Interest income	49,060	—	31,908
Net loss	(1,881,600)	(137,469)	(1,148,794)

Balance Sheet Data

	As of June 30, 2004	As of December 31, 2003
	US$	US$

Working capital	36,014	(1,504,079)
Cash and cash-equivalents	1,617,845	—
Property, plant and equipment, net	18,121	—
Total assets	10,299,708	6,929,966
Total liabilities	2,545,189	1,535,987
Accumulated deficit	(3,030,394)	(1,148,794)
Stockholders’ equity	7,754,519	5,393,979

Guangzhou Weida Communications Technology Co., Ltd.

Statement of Operations Data

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003 (Unaudited)
	US$(1)	RMB	RMB

Revenue	56,669	469,023	712,108
Cost of revenue	(868,115)	(7,185,044)	(3,764,539)
Operating loss	(1,215,725)	(10,062,075)	(5,941,052)
Net loss	(1,320,513)	(10,929,367)	(6,646,195)

(1)          Convenience translation into United States dollars, based on an exchange rate of 8.2766 RMB to the dollar.

	January 1, 2003 to December 31, 2003		January 1, 2002 to December 31, 2002	April 2, 2001 to December 31, 2001
	US$(1)	RMB	RMB	RMB

Revenue	158,134	1,310,517	537,427	448,718
Cost of revenue	(1,308,903)	(10,847,406)	(2,821,249)	(576,878)
Operating loss	(1,928,422)	(15,981,601)	(6,562,306)	(2,319,933)
Net loss	(2,144,154)	(17,769,459)	(7,939,835)	(3,269,912)

(1)          Convenience translation into United States dollars, based on an exchange rate of 8.2874 RMB to the dollar.

Balance Sheet Data

	As of June 30, 2004	As of June 30, 2004	As of June 30, 2003 (Unaudited)
	US$(1)	RMB	RMB

Working capital	(4,353,019)	(36,028,192)	(13,574,078)
Cash and cash-equivalents	54,009	447,009	1,974,918
Property, plant and equipment, net	1,553,665	12,859,052	15,918,136
Total assets	3,001,335	24,840,830	55,243,571
Bank debt	2,416,451	20,000,000	40,000,000
Total liabilities	5,406,739	44,749,403	52,899,513
Stockholders’ (deficiency) equity	(2,405,404)	(19,908,573)	2,344,058

(1)          Convenience translation into United States dollars, based on an exchange rate of 8.2766 RMB to the dollar.

	As of December 31,		As of December 31,
	2003		2002	2001
	US$(1)	RMB	RMB	RMB

Working capital	(4,416,609)	(36,602,206)	(218,038)	9,465,397
Cash and cash-equivalents	65,443	542,352	721,096	5,892,872
Property, plant and equipment, net	1,728,286	14,323,000	9,208,291	1,554,599
Total assets	4,524,369	37,495,261	33,347,945	43,678,767
Bank debt	4,826,604	40,000,000	20,000,000	25,000,000
Total liabilities	5,583,713	46,274,467	24,357,692	26,748,679
Stockholders’ (deficiency) equity	(1,059,344)	(8,779,206)	8,990,253	16,930,088

(1)          Convenience translation into United States dollars, based on an exchange rate of 8.2874 RMB to the dollar.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. In addition to historical information contained herein, this discussion and analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “plans,” “future,” “may,” “should,” “predicts,” “potential,” “continue,” “expects,” “intends,” “believes,” and similar expressions. Examples of forward-looking statements include those relating to the need for equity financing in order to consummate the acquisition of legal ownership of an equity interest in Weida PRC, our historical and likely future losses and our reliance on the provision of VSAT-based communications services for the majority of our revenues. These and other forward-looking statements are only estimates and predictions. While we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially due to a number of factors, including the risk factors set forth elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s expectations only as of the date hereof.

Overview

We are a United States-managed company that is participating in the fast-growing China telecommunications market through control of and a 51% profit-sharing interest, and our planned 51% combined equity ownership and profit-sharing interest, in the only wholly privately-owned company in China holding licenses for bi-directional VSAT communications (the only other privately-owned company recently holding a license was merged into a joint government venture in January 2004). Weida PRC’s satellite operations in China provide ground-based equipment and related services to support government and corporate applications, including broadband Internet access, remote meter monitoring, and mission-critical data backup systems.

Results of Operations

We were established as SCL on May 16, 2003 to acquire an interest in telecommunications and related service entities in Asia. On April 29, 2003, SCL entered into a master agreement with Weida PRC, as more fully described elsewhere in this report. SCL has had no sources of revenue, and its operations prior to September 2004 have been limited to activities to complete the transaction with Weida PRC.  For the period from date of inception to June 30, 2004, SCL incurred total operating expenses of $3,111,362, and deferred acquisition costs of $5,704,004.

Professional, General and Administrative Expenses

Operating expenses totaled $3,111,362 from inception to June 30, 2004. These expenses reflect the expected one time costs associated with the negotiation and execution of the share exchange agreement and share exchange between the Company and SCL. Included in these expenses are legal fees, accounting fees, and consultant fees paid to certain parties in relation to funding activities. These expenses also reflect numerous due diligence trips to China for certain executives of SCL as well as their advisors.

Liquidity and Capital Resources

As shown in the consolidated financial statements, at June 30, 2004 (following the consummation of the share exchange) we had positive working capital of approximately $0.04 million and an accumulated deficit of approximately $3.0 million. Since SCL’s formation in May 2003, we have funded all of our operating expenses and deficit from the net proceeds of private placements of our shares and warrants to private investors and, to a lesser extent, from shareholder loans.

At June 30, 2004, we had total consolidated assets of approximately $10.3 million. Included in total assets is a promissory note issued by Glendora Management Ltd. (“Glendora”), a British Virgin Islands corporation, to SCL in the amount of $2.2 million. Certain of Glendora’s shareholders are also shareholders of the Company. Borrowings under the note bear interest at the London Interbank Offered Rate plus 200 basis points (effective rate of 4.46% at June 30, 2004), with interest and principal due five years from the date of the note. Glendora has granted to SCL a security interest in and to certain of its property and assets as collateral for repayment of the note. The carrying amount of this note receivable approximates its fair value.

Additionally, SCL and Glendora signed an assignment agreement whereby SCL has granted Glendora the rights to enter into a transaction with Guangzhou Suntek New Tech R&D Co., Ltd (“Suntek”), which was previously held by SCL. No value has been designated to the assignment agreement as it assigns the right to pursue a purchase agreement with Suntek and not a negotiated purchase agreement.

Our current cash and cash equivalents and funding commitments described below are not sufficient for us to sustain present operations beyond the third calendar quarter of 2005. We will need additional funding to continue operations as an ongoing entity. We are in the process of negotiating to raise additional private funding to satisfy these requirements. We are also in preliminary negotiations with certain banking and financial institutions to secure a corporate credit line.

Effective as of September 3, 2004, a credit facility for up to $5 million has been made available to us by Anthony Giordano, a Company shareholder, together with one of Mr. Giordano’s family limited partnerships, to fund the Company’s future operations. This credit facility is unsecured, bears interest on any funds advanced at a rate equal to the London Interbank Offered Rate plus 200 basis points, has no equity component, and terminates on October 31, 2005. For additional disclosure concerning Mr. Giordano, see Item 12, “Security Ownership of Certain Beneficial Owners and Management–Matters concerning a beneficial shareholder.”

Guangzhou Weida Communications Technology Co., Ltd.

Revenue and Costs of Revenue

Weida PRC, in which we recently acquired a 51% profit-sharing interest and control, and therefore will report its operating results on a consolidated basis with our own with effect from October 1, 2004, currently receives revenue from two sources, equipment sales and from satellite bandwidth provision agreements. The following tables set forth the revenues in these categories and costs of revenues for each of the 6 months ended June 30, 2004 and June 30, 2003 (unaudited), and for the 12 months ended December 31, 2003, the 12 months ended December 31, 2002 and for the period from April 2, 2001 through December 31, 2001:

	January 1, 2004 to June 30, 2004		January 1, 2003 to June 30, 2003 (Unaudited)
	USD(1)	RMB	RMB
Revenue:
Sales of equipment	42,030	347,863	591,112
Satellite bandwidth revenue	14,639	121,160	120,996
Total revenue	56,669	469,023	712,108

Cost of revenue	(868,115)	(7,185,044)	(3,764,539)

(1)          Convenience translation into United States dollars, based on an exchange rate of 8.2766 RMB to the dollar.

	January 1, 2003 to December 31, 2003		January 1, 2002 to December 31, 2002	April 2, 2001 to December 31, 2001
	US$(1)	RMB	RMB	RMB
Revenue:
Sales of equipment	121,744	1,009,189	418,803	448,718
Satellite bandwidth revenue	36,360	301,328	118,624	—
Total revenue	158,134	1,310,517	537,427	448,718

Cost of revenue	(1,308,903)	(10,847,406)	(2,821,249)	(576,878)

(1)          Convenience translation into United States dollars, based on an exchange rate of 8.2874 RMB to the dollar.

Equipment sales are primarily VSAT equipment. Revenue is recognized when the equipment is delivered, title has passed to the customers and Weida PRC has no further obligations to provide services related to the operation of the equipment.

Revenue from satellite bandwidth provision agreements is recognized on a straight-line basis over the period of the agreements. The excess of the amounts received or receivable from customers over the revenue recognized is included in accrued expenses and other payables, and amounted to RMB 338,920 (US$40,949) and RMB 130,480 at June 30, 2004 and June 30, 2003 (unaudited), respectively, and RMB 389,280 (US$46,973) and RMB 14,400 at December 31, 2003 and December 31, 2002, respectively.

During 2001 and 2002 Weida PRC was demonstrating to its customers that its network and technology was operational and competitive. During 2002 revenue from equipment sales remained flat compared with 2001 while market demand for satellite bandwidth increased due to network sharing of equipment by some of Weida PRC’s customer base. As Weida PRC’s system and equipment sales efforts produced positive results, Weida PRC’s current customer base added additional equipment and utilization increased respectively.  Weida PRC did not sell additional equipment during that timeframe while it focused on implementing and operating in a beta development phase with China Telecom.

During 2001 and 2002 Weida PRC was offering special discounts to achieve a statistical sample set to prove its product capability. In addition, during the first three quarters of 2002 Weida PRC intentionally did not accept orders until they had obtained a significant statistical sample of production volume and service queries to make appropriate adjustments and enhancements before it would accept additional customers. As Weida PRC’s results from positive tests in the field and actual production continued to mount, Weida PRC’s revenue increased to RMB 1,310,517 (US$158,134) in 2003 compared with revenues of RMB 537,427 in 2002, reflecting increases in both equipment sales and satellite bandwidth revenue. However, revenues decreased in the six months ended June 30, 2004 to RMB 469,023 (US$56,669) compared with RMB 712,108 in the 6 months ended June 30, 2003 a result of the beta development phase that Weida PRC was implementing with China Telecom. Utilization will consistently lag behind equipment purchases, as Weida PRC’s accounts require an average of three to six months to integrate systems, test protocols with internal software and run quality assurance programs.

With any start up, in order to obtain distribution an organization must prove they can deliver what they promise. The satellite communications market is no exception to this rule. Weida PRC needed to obtain a customer base to prove that its technology and service were sound, worked and reliable. To entice customers to take a risk and work with a new provider, Weida PRC needed to offer its customers equipment and service contracts at a highly competitive and relatively low price point that would allow Weida PRC to enter the market. These service offerings were required to allow Weida PRC opportunities to prove its capability, but adversely affected revenues. Having now established itself as a viable supplier of equipment and a qualified service provider, Weida PRC intends to eliminate its current early stage pricing structure and move to its operating plan pricing, which calls for increases in product equipment pricing and utilization pricing with the goal of achieving gross margins above 50% on sales for 2005 for all new accounts and any existing accounts upon expiration of the related satellite bandwidth provision agreements, which typically have a 2 to 3 year term.

In addition, costs of revenues in 2002 were substantially higher as a result of expenditures required to increase its bandwidth to meet anticipated customer needs. Costs of revenues continued to increase dramatically in 2003 to RMB 10,847,406 (US$1,308,903), compared with RMB 2,821,249 in 2002, reflecting an increase in salaried employees and an expansion of Weida PRC’s facilities. Cost of revenue in the six months ended June 30, 2004 was RMB 7,185,044 (US$868,155) compared with RMB 3,764,539 in the six months ended June 30, 2003 because of an increase in the amount of infrastructure equipment deployed as well as an increase in the bandwidth needed for increased capacity.  Additionally Weida PRC is currently using only 5% of its bandwidth capacity, which adversely affects cost of revenues. As Weida PRC adds additional customers this cost as a percentage can be expected to decrease. In future periods depreciation expense will increase, reflecting the increase in 2002 and 2003 in the capital expansion of the network and the asset levels resulting from that expansion.

Operating Expenses

Weida PRC’s operating expenses increased from RMB 2,191,773 in the period from April 2, 2001 (date of establishment) to December 31, 2001, to RMB 4,278,484 in the 12 months ended December 31, 2002, and to RMB 6,444,712 (US$777,653) in the 12 months ended December 31, 2003. Similarly, operating expenses for the six months ended June 30, 2004 increased to RMB 3,346,054 (US$404,279), compared with RMB 2,888,621 for the six months ended June 30, 2003.  These increases were related to increases in salaries associated with the addition of employees in Weida PRC’s service department along with additional employee and other costs relating to deployment and distribution. Weida PRC also realized increases in marketing expense and rent with the addition of two network locations. This trend is expected to continue during fiscal 2005, although it can be expected to decrease as a percent of sales. Weida PRC expects SG&A expenses to stabilize at lower levels (as a percentage of total revenue) by the end of fiscal year 2005.

	January 1, 2004 to June 30, 2004		January 1, 2003 to June 30, 2003 (Unaudited)
	USD(1)	RMB	RMB

Operating expenses	(404,279)	(3,346,054)	(2,888,621)

(1)          Convenience translation into United States dollars, based on an exchange rate of 8.2766 RMB to the dollar.

	January 1, 2003 to December 31, 2003		January 1, 2002 to December 31, 2002	April 2, 2001 to December 31, 2001
	US$(1)	RMB	RMB	RMB

Operating expenses	(777,653)	(6,444,712)	(4,278,484)	(2,191,773)

(1)          Convenience translation into United States dollars, based on an exchange rate of 8.2874 RMB to the dollar.

Liquidity and Capital Resources

Weida PRC’s operations have been funded to date by both shareholder equity investment and shareholder loans, and bank loans. Weida PRC’s paid in capital reflects the approximately RMB 20 million direct investment by several founding shareholders in 2001.  In addition, in 2001 Weida PRC obtained a bank loan for RMB 25 million, which was used for working capital and capital expenditures. The loan was repaid in April 2002.

Weida PRC’s cash position decreased by RMB 5.2 million during 2002 as a result of equipment purchases and repayment of bank debt. In 2002, Weida PRC obtained another bank loan for RMB 20 million, which was used for working capital and capital expenditures. During the twelve months ended December 31, 2003 Weida PRC incurred additional bank debt of RMB 40 million. These loans funded the repayment of RMB 20 million of earlier bank debt and also funded working capital needed for Weida PRC’s network and product inventory needs (RMB 13 million for advances and RMB 5 million for inventory).

During the six months ended June 30, 2004, Weida PRC’s bank debt declined from RMB 40 million to RMB 20 million as a result of meeting the repayment terms of the bank loan.  Obtaining additional funding from Chinese banks became difficult because of the loan restrictions imposed upon these banks by the Chinese government. As a partial replacement for these funds, Weida PRC increased its borrowings from its shareholders and their affiliates by approximately RMB 9.8 million, and also obtained advances of RMB 3.6 million from SCL. Cash and cash-equivalents during this period declined from approximately RMB 2 million to less than RMB 0.5 million. The working capital deficiency decreased slightly from approximately RMB 36.6 million at December 31, 2003 to approximately RMB 36.0 million (US$(4.4 million)) at June 30, 2004.

Weida PRC’s current cash and cash equivalents and credit facilities are not sufficient for it to sustain present operations beyond the second calendar quarter of 2005. Weida PRC will need additional funding of at least US$35 million in 2005 to maintain and expand its network including the purchase of additional earth stations to meet the China Telecom business requirements. Weida PRC anticipates utilizing and relying in large part on the Company’s potential access to both private equity and public equity markets to obtain the necessary funding to satisfy these requirements, although it and the Company may seek such requirements other than through the Company. However, there is no assurance that such efforts will be successful in whole or in part, and the audited consolidated financial statements of Weida PRC therefore reflect that there is substantial doubt about its ability to continue as a going concern.

Management Changes

On June 9, 2004, Walter J. Hinchcliffe resigned as a member of our board of directors.  This decision was made mutually by Mr. Hinchcliffe and the board of directors based on differences regarding the future direction of the Company.

On June 10, 2004, the shareholders of the Company approved the election of Mitchell Sepaniak, Tilmon Holloway and Carl Lanzisera as the new board of directors of the Company following the share exchange.

On June 11, 2004, our board of directors approved the election of Mitchell Sepaniak as President, Chief Executive Officer and Chairman of the Board of the Company; Joseph Zumwalt as Senior Vice President, Chief Financial Officer and Secretary of the Company; and Amanda Harmon as Vice President, Controller and Treasurer of the Company. On June 24, 2004, our board of directors approved the election of Jack Chin as Vice President Business Development of the Company. In July 2004, Ms. Harmon resigned from her positions as Vice President, Controller and Treasurer of the Company, and terminated her employment with the Company.

On August 9, 2004, our board of directors approved the election of Joseph Theismann and Shitotomo Yamauchi as additional members of the board of directors of the Company.

Critical accounting policies

The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements of the Company.

Accruals and Provisions for Loss Contingencies

We make provisions for all loss contingencies when information available to us prior to the issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements and the amount of loss can be reasonably estimated.

For provisions or accruals related to litigations, we make provisions based on information from legal counsel and the best estimation of management. As discussed in Note 8 to the consolidated financial statements of the Company, we are involved in various legal proceedings and contingencies, and we have not yet recorded a liability in relation to an asserted claim by a former employee of SCL. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5 Accounting for Contingencies, SFAS

No. 5 requires a liability to be recorded based on our estimate of the probable costs of the resolution of the contingency. The actual resolution of this contingency may differ from our estimates. If the contingency were settled for an amount greater than our estimate, a future charge to income would result. Likewise, if the contingency were settled for an amount that is less than our estimate, a future credit to income would result.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 had no impact on the financial statements as the Company did not have any financial instruments with characteristics of both liabilities and equity during the period ended December 31, 2003.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments and for hedging activities under SFAS No. 133. Specifically, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS No. 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows.  This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”).  FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics.  A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply.  The Company did not have any ownership in any variable interest entities as of June 30, 2004 or December 31, 2003.

Contractual Obligations

As of June 30, 2004, our future contractual cash obligations are as follows:

	Payments due by period
Contractual Obligations (1)	Total	2004	2005 – 2006	2007 – 2008	2009 and thereafter
Long-Term Obligations (2)	270,000	0	0	270,000	0
Total	270,000	0	0	270,000	0

(1)                   We do not have any purchase obligations other than standard purchase orders in the ordinary course of business. We do not have any capital lease obligations or operating lease obligations.

(2)                   Our long-term obligations are primarily comprised of a long-term loan from a shareholder.  The shareholder has indicated that he will not seek repayment prior to July 2005.  Although there is no commitment that the loan will be repaid in 2007-2008, our board of directors believes the loan will be repaid during such time period.

Off-Balance Sheet Arrangements

In connection with our acquisition of control of and a 51% profit-sharing interest in Weida PRC, we will be required to pay approximately $15.8 million as follows:

•                  $805,153 in cash to the Weida PRC shareholders, which payment shall also be deemed to satisfy our obligation to contribute a capital contribution to the Weida EJV (which payment has been deposited and is reserved for payment); and

•                  $15,000,000, payable in cash to the former shareholders of OIHL.

These payments are required to be made only if the conditions to the formation of the Weida EJV discussed elsewhere in this report have been completed and the Weida EJV has been formed and has a valid business license showing SCL’s 25% equity ownership.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market-Rate Sensitive Instruments and Risk Management

We are exposed to certain market risks from transactions that are entered into during the normal course of business. Fluctuating foreign exchange rates for the Renminbi may impact our financial condition and results of operations.  Our foreign exchange exposure is presently exclusively related to activities associated with Weida PRC.  The Company does not attempt to manage these risks by entering into forward exchange contracts.  We do not use derivative financial instruments for speculative or trading purposes.  Therefore, no quantitative tabular disclosures are required.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other financial information that are required by this Item 8 are listed in Item 15 of Part IV. The financial statements and supplementary financial information referenced in Item 15 are incorporated in this Item 8 by reference.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A change in our certifying accountants was reported under Item 4 of our Current Report on Form 8-K dated June 9, 2004, and filed with the SEC on June 18, 2004.

ITEM 9A.                                            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting

We evaluate our internal control over financial reporting on a regular basis. If we identify a problem in our internal control over financial reporting during the course of our evaluations, we consider what revision, improvement and/or correction to make in order to ensure that our internal controls are effective. Our principal executive and financial officers recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, we intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards making improvements.

We have made no changes during the fourth quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers and directors as of September 17, 2004:

Name	Age	Position
Mitchell Sepaniak (2)	47	President, Chief Executive Officer and Chairman of the Board
Joseph Zumwalt	45	Senior Vice President, Chief Financial Officer and Secretary
Jack Chin	69	Vice President Business Development
Tilmon Holloway (1)	65	Director
Carl Lanzisera (1)(2)	64	Director
Joseph Theismann (1)	55	Director
Shitotomo Yamauchi, PhD	68	Director

(1)          Messrs. Holloway, Lanzisera and Theismann are members of the audit committee.

(2)          Messrs. Sepaniak and Lanzisera are members of the compensation committee.

Mr. Sepaniak was appointed as our President, Chief Executive Officer and Chairman of the Board in June 2004.  Mr. Sepaniak was a business consultant developing business plans for China based companies from August 2001 until he founded SCL Ventures, Ltd. in May 2003. Prior to working as a consultant, Mr. Sepaniak was Senior Vice President of Marketing with Healtheon/WebMD Corporation from January 1999 to August 2001. Prior to serving with Healtheon/WebMD (HLTH), he was the Sr. Executive VP of Marketing and Business Development for MedEAmerica Corporation from January 1998 to January 1999. From March 1996 to January 1998, Mr. Sepaniak held the position of Sr. Vice President of Sales and Marketing with Automated Data Processing, (ADP), the largest outsource payroll processing corporation in North America, where he was responsible for the marketing and sales activities with partner banks. Prior to this position, he was the Executive Director of Marketing with National Data Corporation, where he managed all marketing activities in the Credit Card, Medical and International Treasury EDI markets. Previously, Mr. Sepaniak was Director of Marketing for Bausch & Lomb. He has over 20 years experience in global marketing of consumer, high-tech and medical/financial EDI and e-commerce markets.

Mr. Zumwalt was appointed as our Senior Vice President, Chief Financial Officer and Secretary in June 2004.  Mr. Zumwalt has been Chief Operating Officer and Portfolio Manager of Broadmoor Asset Management since May 2000.  As COO, Mr. Zumwalt handled the day-to-day operations of Broadmoor.  As Portfolio Manager, Mr. Zumwalt has been instrumental in designing the asset allocation and economic models for Broadmoor. Prior to his joining Broadmoor, Mr. Zumwalt spent 21 years in the financial services industry with firms such as Prudential Bache Securities, Oppenheimer and Company and Southeast Bancorp as Vice President of Merchant Banking. Mr. Zumwalt also served as Executive Vice-President, Investment Banking to Morgenthau and Associates and as a Chief Financial Officer to Wall Street Review, Inc.

Mr. Chin was appointed as our Vice President Business Development in June 2004.  Prior to joining the Company, Mr. Chin was President of Dai Tong Co. Inc.  Prior to joining Dai Tong Co. Inc., Mr. Chin was an executive partner at Plans Securities Investment, Inc. and prior to joining Plans Securities Investment, Inc., Mr. Chin was a general partner and securities analyst at Hwa Hsing Investors, Inc.

Mr. Holloway has served on our board of directors since June 2004. He has been President and Chief Executive Officer of Baptist Community Services since February 1996.

Mr. Lanzisera has served on our board of directors since August 1997.  Mr. Lanzisera served as President of the Company from March 2003 to June 2004 and Treasurer of the Company from August 1997 to June 2004.  Since January 1999, he has been the President of Federated Securities, Inc., a registered broker dealer. Since July 2004, Mr. Lanzisera has been a member of the board of directors of Barricini Foods Inc.  From 1997 to 1998 he was branch manager of an independent office of First Securities, Inc. Prior to that he was branch manager of an independent office of Myers Pollack & Robbins Securities. He has been registered with the NASD for more than 35 years and has been a registered securities principal for 25 years.

Mr. Theismann has served on our board of directors since August 2004. He has served as an expert analyst for ESPN network covering National Football League games since 1988. Prior to joining ESPN, Mr. Theismann was a professional football player from 1971 to 1985, playing in both the Canadian Football League and the National Football League.  Since 1975, Mr. Thiesmann has been the President of JRT Associates, Inc.  Mr. Theismann is also the owner and operator of a chain of restaurants bearing his name and has served as chief executive officer of The Devils Inn, Inc. (d/b/a Joe Theismann’s Restaurant).

Dr. Yamauchi has served on our board of directors since August 2004. In 1998, Dr. Yamauchi founded KDL GmbH, a Tokyo-based licensing company for Pirfenidone, a drug used to treat pulmonary fibrosis.  Dr. Yamauchi filed the patent for Pirfenidone in 1989. Dr. Yamauchi also founded and operates a company that holds the business license for a cell phone network and help desk support center in Japan.

There is no family relationship between any of our directors or executive officers.

Board Composition

Currently, our board of directors has five (5) members, a majority of whom, including Messrs. Holloway, Theismann and Yamauchi, are “independent directors” as defined by the rules of the National Association of Securities Dealers, Inc. (“NASD”).

Director Compensation

Board members did not receive any compensation in fiscal 2004.  In June 2004, the board of directors determined that outside directors would receive $1,200 per regularly scheduled board meeting attended in person or telephonically and $1,200 per committee meeting attended in person or telephonically. Directors are also to be reimbursed for certain expenses in connection with attendance at board and committee meetings.

Board Committees

Our board of directors has the authority to appoint committees to perform certain management and administrative functions. Our board of directors currently has an audit committee and a compensation committee.  Our board of directors does not currently have a nominating and governance committee.

Audit Committee

Our audit committee is responsible for annually recommending independent accountants, preparing the reports, statements or charters as may be required by the NASD or the SEC, and reviewing:

•                  the adequacy of our system of internal accounting controls;

•                  our audited financial statements and reports and discussing the statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; and

•                  disclosures by independent accountants concerning relationships with our company and the performance of our independent accountants.

Our audit committee currently consists of Messrs. Lanzisera, Holloway and Theismann.  Although we are not currently subject to the rules of the NASD, we note that Mr. Holloway and Mr. Theismann are each an ““independent director” as that term is defined under Rule 4200(a)(15) of the NASD.  Mr. Lanzisera may not be deemed an “independent director” (in the event we were subject to the rules of the NASD) as a result of having served as president of the Company from March 2003 to June 2004 and treasurer of the Company from August 1997 to June 2004, although he was not an employee of and did not receive a salary from the Company.  However, pursuant to Rule 4350(d)(2)(B) of the NASD, the board of directors has determined that if it is determined that Mr. Lanzisera is not an “independent director” under Rule 4200(a)(15) of the NASD, Mr. Lanzisera nonetheless meets the requirements of Rule 10A-3(b)(1) promulgated under the Exchange Act and that his membership on the audit committee is in the best interests of the Company and its shareholders due to Mr. Lanzisera’s past employment experience and financial sophistication.

The board of directors has determined that no member of the audit committee satisfies all of the criteria to be a “financial expert” as defined in Item 401(h) of Regulation S-K. We currently do not have an audit committee financial expert. Our principal focus recently has been on the recently completed share exchange, the Weida PRC acquisition and the reporting requirements under the Exchange Act.  As a result of those efforts, we were unable to allocate the resources necessary to identify an individual with the expertise necessary to serve as a financial expert on the audit committee.

Compensation Committee

Our compensation committee is primarily responsible for reviewing and approving the compensation, benefits, corporate goals and objectives of our chief executive officer and our other executive officers; evaluating the performance and compensation of our executive officers in light of those goals and objectives; administering any employee benefit plans and making recommendations to our board of directors regarding these matters.

Our compensation committee currently consists of Messrs. Sepaniak and Lanzisera.  Although we are not currently subject to the rules of the NASD, we note that Mr. Sepaniak is not an “independent director” as that term is defined under Rule 4200(a)(15) of the NASD.  Mr. Lanzisera may not be deemed an “independent director” (in the event we were subject to the rules of the NASD) as a result of having served as president of the Company from March 2003 to June 2004 and treasurer of the Company from August 1997 to June 2004, although he was not an employee of and did not receive a salary from the Company.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee (“Interlock”). There are no Interlocks between our board of directors or compensation committee and boards of directors or compensation committees of other companies.

Mr. Sepaniak, who is a member of our compensation committee, is also our President and Chief Executive Officer.

Nominating and Governance Committee

Our board of directors does not have a standing nominating and governance committee.  Our board of directors does not believe that it is appropriate to have a standing nominating and governance committee since we have a relatively small board and our directors will serve in the capacity of a nominating and governance committee when necessary.  All of our directors participate in the consideration of director nominees and matters relating to governance.

Code of Ethics

We have approved and adopted a code of ethics for our directors and senior executive, financial and accounting officers.  A copy of the code of ethics is attached as Exhibit 14 to our Current Report on Form 8-K, dated August 9, 2004, filed with the SEC on August 16, 2004 and will be available without charge upon written request directed to Secretary, Weida Communications, Inc., 515 East Las Olas Blvd., Suite 1350, Fort Lauderdale, Florida 33301.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers, directors, and persons or entities that own more than 10% of the Company’s common stock to file reports regarding ownership of and transactions in the Company’s securities with the SEC and to provide the Company with copies of those filings. Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes the following directors, officers and greater than 10% beneficial owners were inadvertently delinquent in their filing requirements:

•                  Each of Mitchell Sepaniak, Joseph Zumwalt, Amanda Harmon, Tilmon Holloway, EPG Limited Partners, Ltd. and A. Giordano Family Limited Partnership were delinquent in their Form 3 filings by one (1) day.

•                  Jack Chin was delinquent in his Form 3 filing by two (2) days.

•                  Each of Joseph Theismann and Shitotomo Yamauchi were delinquent in their Form 3 filings by four (4) days.

•                  Carl Lanzisera was delinquent in his Form 3 filing and a Form 4 filing by more than four (4) days.

ITEM 11.                                              EXECUTIVE COMPENSATION

During and at all times prior to the fiscal year ended June 30, 2004, none of our executive officers received any annual or long-term compensation and there are no outstanding stock options or warrants issued to our executive officers.   In June 2004, our board of directors approved the following executive compensation for fiscal 2005:

•                  Mitchell Sepaniak, our President, Chief Executive Officer and Chairman of the Board, will receive an annual base compensation of $150,000 once we are successful in raising $10 million (calculated from April 1, 2004).  As discussed below, the board of directors subsequently amended these terms in August 2004.

•                  Joseph Zumwalt, our Vice President, Chief Financial Officer and Secretary, will receive an annual base compensation of $82,000, which will be increased to $100,000 once we are successful in raising $10 million (calculated from April 1, 2004).

•                  Jack Chin, our Vice President Business Development, will receive an annual base compensation of $100,000 once we are successful in raising $10 million (calculated from April 1, 2004).

•                  Amanda Harmon, then our Vice President, Controller and Treasurer, was to receive an annual base compensation of $58,000. However, Ms. Harmon terminated her employment with the Company in July 2004 and received a cash payment from the Company in connection with such termination of $25,000.

In August 2004, our board of directors approved an amendment to Mitchell Sepaniak’s executive compensation for fiscal 2005 that lowered the triggering event for consummation of Mr. Sepaniak’s compensation from $10 million to $7 million.  Pursuant to such amendment, Mr. Sepaniak’s executive compensation for fiscal 2005 is as follows:

•                  Mitchell Sepaniak, our President, Chief Executive Officer and Chairman of the Board, will receive an annual base compensation of $150,000 once we are successful in raising $7 million (calculated from April 1, 2004).

We do not maintain any equity compensation plans and no options have been granted to our executive officers.  Under an arrangement between SCL and Mitchell Sepaniak entered into in 2003, Mr. Sepaniak has the right to acquire 285,000 shares of common stock upon the completion of certain capital raising efforts for the Company, which efforts have not been completed. The terms of this arrangement have not yet been reduced to writing and the Company’s board of directors has not yet adopted and assumed such arrangement.

Employment Agreements

In June 2004, the board of directors adopted and assumed as Company obligations the employment agreements of Mitchell Sepaniak, Joseph Zumwalt and Amanda Harmon with SCL.  In August 2004, the board of directors approved adopting the employment agreement of Jack Chin.  Each of the employment agreements has a one-year term and provides for an annual salary as described above and a like severance payment if the agreement is terminated by us without cause.  In August 2004, the board of directors approved an amendment to Mr. Sepaniak’s employment agreement that provides for an amended annual salary as described above.

Limitation on Liability and Indemnification Matters

Article Eighth of the Company’s Restated Certificate of Incorporation authorizes the Company to indemnify its directors and officers in any proceeding by a third party or in actions by or in the right of the Company to the maximum extent permitted under New Jersey law.

Article IX of the Company’s Amended and Restated Bylaws provides for mandatory indemnification of its officers and directors to the maximum extent permitted under New Jersey law. The rights to indemnity thereunder continue as to any person who has ceased to be a director, officer, employee or agent of the Company and shall inure to the benefit of the heirs, executors and administrators of such person. In addition, the indemnity extends to persons who are or were serving at the request of the Company in any capacity of another corporation, partnership, join venture, trust, employee benefit plan or other enterprise.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 17, 2004 as to (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, (iii) each of the Company’s executive officers and (iv) all five percent shareholders, directors and executive officers as a group. This table is based on information provided to us or filed with the SEC by our directors, executive officers and principal shareholders. Except as otherwise indicated, we believe that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares, subject to community property laws. We do not know of any arrangements, including any pledge by any person of securities of ours, the operation of which may at a subsequent date result in a change of control of our company. Unless otherwise noted above, the address for each shareholder on this table is c/o Weida Communications, Inc., 515 East Las Olas Boulevard, Suite 1350, Fort Lauderdale, FL 33301.

Five percent shareholders, directors, and certain executive officers	Common stock outstanding	Options/Warrants exercisable within 60 days	Common stock beneficially owned	Approximate percentage owned
Mitchell Sepaniak (1)	8,387,268	0	8,387,268	11.59%
Tilmon Holloway (2)	907,500	0	907,500	1.25%
Carl Lanzisera	1,504,398	0	1,504,398	2.08%
Joseph Zumwalt (3)	600,000	0	600,000	*
Joseph Theismann (4)	262,500	0	262,500	*
Shitotomo Yamauchi, PhD	2,000,000	0	2,000,000	2.76%
Jack Chin (5)	4,969,500	0	4,969,500	6.87%
A. Giordano Family Limited Partnership (6)	7,611,879	0	7,611,879	10.52%
Deng Long Long	4,000,000	0	4,000,000	5.53%
Norstar I, LLC (7)	5,000,000	0	5,000,000	6.91%

All five percent shareholders, directors and executive officers as a group (10 persons)	35,243,045	0	35,243,045	48.72%

Applicable percentage of ownership is based on 72,334,486 shares of common stock outstanding as of September 17, 2004, but does not include (i) 1,661,245 shares of common stock sold but not yet issued to existing and recent investors and advisors as of September 17, 2004 or (ii) 16,296,296 shares of common stock to be issued to the shareholders of OIHL. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Shares of common stock subject to options or warrants currently exercisable or exercisable within sixty (60) days after September 17, 2004 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

*                 Less than 1% of common stock outstanding.

(1)          Includes (i) 8,187,268 shares of common stock held of record by Mitchell Sepaniak, (ii) 100,000 shares of common stock held of record by Ashley Sepaniak and (iii) 100,000 shares of common stock held of record by Lindsay Sepaniak.  Does not include 1,000,000 shares of common stock held of record by Susan Sepaniak, as to which Mr. Sepaniak disclaims beneficial ownership.  Does not reflect an understanding between SCL and Mr. Sepaniak that gives him the right to acquire 285,000 shares of common stock upon the completion of certain capital raising efforts for the Company, which efforts have not been completed.

(2)          Does not include 1,500,000 shares held by Baptist Community Services, of which Mr. Holloway is President and Chief Executive Officer. Mr. Holloway disclaims beneficial ownership of those 1,500,000 shares of common stock.

(3)          Does not include 530,874 shares and warrants to purchase 2,000,000 shares of common stock held by EPG Limited Partners, Ltd., which Mr. Zumwalt serves as the individual managing member. Mr. Zumwalt disclaims beneficial ownership of those 530,874 shares and warrants to purchase 2,000,000 shares of common stock.

(4)          Does not include 15,000 shares of common stock held of record by Robin Theismann, as to which Mr. Theismann disclaims beneficial ownership.

(5)          Includes (i) 2,369,500 shares of common stock held of record by Jack Chin, (ii) 1,000,000 shares of common stock held of record by Jack Chin and Jane Chin jointly, (iii) 1,000,000 shares of common stock held of record by Jane Chin and (iv) 600,000 shares of common stock held of record by Penny June Chin.

(6)          Does not include 360,000 shares of common stock owned by Bronwyn Kathryn Fulton, its general partner.  A. Giordano Family Limited Partnership disclaims beneficial ownership of those 360,000 shares of common stock.

(7)          Does not include 1,000,000 shares held by Allan Rothstein, its managing member.  Norstar I LLC disclaims beneficial ownership of those 1,000,000 shares of common stock.

Matters concerning a beneficial shareholder

Anthony Giordano, together with EPG Global Private Equity Fund, Ltd., a hedge fund founded by Mr. Giordano, were the subject of a civil complaint and administrative proceeding instituted by the SEC alleging violations of the federal securities laws in connection with activities unrelated to SCL, the Company or the share exchange.  In February 2004, Mr. Giordano and EPG Global Private Equity Fund, Ltd. consented to the entry of a final judgment (the “Final Judgment”) permanently enjoining them from further violations of the registration and anti-fraud provisions of the federal securities laws without admitting or denying the allegations raised in the SEC’s complaint.  Further, in connection with settlement of the administrative proceeding, Mr. Giordano has also been barred from association with any broker-dealer or investment adviser and has agreed to pay $50,000 in civil penalties.  EPG Global Private Equity Fund, Ltd., which was never funded, has since been terminated.

In connection with the share exchange, Mr. Giordano, who was then the beneficial holder of more than 5% of our common stock assuming completion of the share exchange, agreed in April 2004 that he will not, without our consent, at any time, serve as an officer or member of the board of directors of the Company and that he will not, at any time, beneficially own more than five percent of our common stock (exclusive of stock acquired and held as of the date he and we entered into this agreement).  Mr. Giordano may, however, provide certain consulting services to SCL or the Company with respect to evaluating prospective merger, acquisition and financing transactions presented to the Company which will not involve association with any broker-dealer or investment adviser required to be registered as such under the federal securities laws. Mr. Giordano also agreed not to sell or otherwise transfer any shares of our common stock without our consent for a period of one year following the close of the share exchange on the same terms and conditions applicable to certain of our shareholders subject to the lock up under the share exchange agreement entered into between the Company and SCL in 2003.

See Item 13, “Certain Relationships and Related Transactions–Other Related Party Agreements”,  for information relating to Mr. Giordano’s consulting agreement with SCL and funding commitment letter with the Company.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Overview

We describe below the transactions in which we acquired control of and a majority profit-sharing interest in Weida PRC.

We also describe below transactions to which we were a party or will be a party, in which:

•                  the amounts involved exceeded or will exceed $60,000; and

•                  a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

We also describe below certain other transactions with our directors, executive officers and shareholders.

Related Party Agreements – Acquisition of Control and a Majority Profit-Sharing Interest in Weida PRC

In order to comply with PRC regulations, we currently operate our business in China through Weida PRC, a company wholly owned by Li Shun Xing, Li Xiang Ning, Pang Da Qing and Xie Li, all of whom are PRC citizens. Certain of our wholly-owned subsidiaries have entered into a series of contractual arrangements with Weida PRC and its shareholders, including agreements on provision of services, intellectual property, and certain capitalization, corporate governance and future share acquisition and equity joint venture matters.

Below is a summary of the material provisions of these agreements.

Master Agreement.  SCL entered into a master agreement with Weida PRC and Li Shun Xing, Li Xiang Ning, Pang Da Qing and Xie Li, the shareholders of Weida PRC, on April 29, 2003.  Pursuant to this agreement, as modified by a stock transfer memo, dated August 26, 2004, executed by the Company and the shareholders of Weida PRC on August 27, 2004 that supplements certain provisions of this agreement, SCL, Weida PRC and the shareholders of Weida PRC established the framework for the acquisition, through a series of transactions, of control and a majority interest in Weida PRC.  The agreement provides for, among other elements, the conversion of Weida PRC into the Weida EJV and the acquisition by SCL of up to a 51% interest in the Weida EJV.

In consideration for acquisition of this interest and control, SCL was required to pay to the shareholders of Weida PRC a cash sum of approximately $15 million and to cause to be issued to the shareholders of OIHL approximately 16.3 million shares of our common stock.

For purposes of this agreement, the shares to be delivered were deemed to have a value of $6.75 per share (or an aggregate value of $110 million). The value fixed for our shares for purposes of this agreement was arrived at after discussions between SCL and the shareholders of Weida PRC, and represented a compromise between the substantially lower market price of our common stock at the time of the negotiations and estimates of possible future market prices of our common stock following completion of the share exchange, the acquisition of Weida PRC, and the provision of adequate working capital financing for the Weida EJV. However, neither party to the negotiations regarding the Weida PRC transaction conducted or obtained any appraisal, estimate or investment banking advice or opinion regarding the prospective value of the combined companies, or possible future market prices of our common stock. Moreover, the value fixed for purposes of this agreement is vastly higher than the market price of our common stock during all periods during which the transaction was discussed, negotiated and documented and throughout 2003 and early 2004 (the market price of our common stock ranging from a low of $.060 to a high of $5.20 during such period on a post-reverse split basis). In addition, neither SCL nor the Company during the negotiation of the share exchange performed a separate valuation of our common stock for purposes of calculating the share exchange ratio. The valuation amount therefore must be regarded as having been fixed at a negotiated value. It is not, and should not be construed as, an implied or actual estimate of any future value of our common stock following the share exchange or the acquisition of an interest and control in the Weida EJV. In addition, it is not the actual valuation of the stock being issued for accounting purposes.

The master agreement also originally provided for SCL to provide or arrange for approximately $159 million of working capital for the Weida EJV in the form of equipment leasing, asset purchases, cash equivalents, or other commercially reasonable forms based on a business plan to be agreed upon by the board of the Weida EJV after SCL has appointed its members, but provision of this working capital was not a condition precedent to SCL’s acquiring control of, or a profit-sharing or ownership interest in, Weida PRC.

This agreement with Weida PRC is subject to a number of conditions including:

•                  the issuance of a business license for the Weida EJV (showing SCL’s equity ownership);

•                  completion of a due diligence study by SCL’s legal and financial advisors satisfactory to SCL in its sole discretion;

•                  the shareholders of Weida PRC entering into appropriate employment agreements with Weida PRC acceptable to SCL; and

•                  satisfying all of the state, local and foreign requirements for the transaction.

The parties to the agreement have agreed to make any modifications to the overall investment plan contemplated by the agreement as the Chinese licensing and approval process may require. Currently applicable Chinese rules and regulations limit foreign direct ownership in a telecommunications company and the parties to the agreement have agreed to take all necessary steps to modify the agreement to effectuate its central intent while complying with all such rules and regulations.

In August 2004 SCL, the Weida PRC shareholders and other parties entered into a series of agreements and transactions intended to implement the basic goals of the master agreement. These agreements and transactions are described below.

Purchase and Sale Agreement.  SCL and Jack Chin, our Vice President, Business Development (the latter as a nominal holder in order to meet local Hong Kong legal requirements), entered into a purchase and sale agreement, dated as of August 26, 2004, with Honest Link International Ltd., Worldwise Development Ltd., Magic Technology Development Ltd., Energic Development Ltd., and Ocean Channel Investments Ltd., the shareholders of OIHL, on August 27, 2004.  Pursuant to this agreement, as modified by a stock transfer memo, dated August 26, 2004, executed by the Company on August 27, 2004 that supplements certain provisions of this agreement, SCL and Jack Chin have acquired all of the issued and outstanding shares of OIHL, which is the owner and holder of 100% of the registered capital stock of the WOFE.  Mr. Chin received one (1) share of OIHL, which represents a .01% equity interest, and SCL received the remaining shares of OIHL, which represent a 99.99% equity interest.  The consideration for the sale of the shares of OIHL is (i) US$15 million and (ii) 16,296,296 shares of the Company’s common stock.  Although SCL and Mr. Chin acquired the shares of OIHL on the closing date, payment of consideration for such shares of OIHL will not be due and payable until the following conditions have been met:

•                  The 16,296,296 shares of Company common stock to be issued pursuant to this agreement shall be issued upon consummation of the service and support agreement between the WOFE and Weida PRC, execution and delivery of all of the other agreements described elsewhere in this report and satisfaction of certain due diligence requests of SCL.

•                  The $15,000,000 cash payment shall be payable to the former shareholders of OIHL if and when the conditions to the formation of the Weida EJV discussed elsewhere in this report have been completed and the Weida EJV has been formed and has a valid business license showing SCL’s 25% equity ownership.

The closing of the purchase of the shares of OIHL is currently in progress, the conditions to issuance of the 16,296,296 shares of our common stock are in the process of being satisfied, and those shares will then be issued as restricted stock pursuant to Section 4(2) of the Securities Act.

Trust Agreement.  SCL entered into a trust agreement, dated as of August 26, 2004, with Weida PRC and Li Shun Xing, Li Xiang Ning, Pang Da Qing and Xie Li, the shareholders of Weida PRC, on August 27, 2004.  Pursuant to this agreement, these shareholders hold 51% of the shares of Weida PRC and the Weida EJV in trust for the benefit of SCL for future transfer to SCL pursuant to the terms of the equity interest transfer agreement and the future equity interest transfer agreement described below.  These shareholders may only transfer or dispose of the shares held in trust upon written instructions from SCL and will at all times exercise the voting rights of the shares held in trust at the direction of SCL.

Service and Support Agreement. The WOFE entered into an exclusive service and support agreement, dated as of August 26, 2004 and effective as of September 1, 2004, with Weida PRC on August 27, 2004, pursuant to which the WOFE will provide to Weida PRC business support and services within the PRC on an exclusive basis.  The business support and services to be provided under the agreement include, among others, assistance in selection, procurement and financing of satellite communication and network infrastructure equipment; outsourcing of employees; marketing research and consulting services; and business promotion services.  The service fees will be accrued monthly, and will be at the rate of 51% of all monthly revenue, including any monthly equipment sales revenue, equipment lease revenue, equipment maintenance revenue, other service and support revenue, and subscription and transmission revenue package fees paid by Weida PRC’s customers and end users to Weida PRC.  The exact amount of service fees will be calculated and paid quarterly in arrears.  The service fees will not be payable until Weida PRC has net quarterly profits before taxes of at least RMB 500,000 for at least one full fiscal quarter, as reported on Weida PRC’s regularly prepared consolidated financial statements.   The agreement also provides that the WOFE will be the sole and exclusive owner of all intellectual property rights arising from the performance of the agreement, whether developed by the WOFE or Weida PRC, and whether based on the WOFE’s or Weida PRC’s intellectual property rights.  The term of this agreement is for 10 years and will automatically be extend for another 10-year term unless terminated by the WOFE.

Pledge Agreement. Li Shun Xing, Li Xiang Ning, Pang Da Qing and Xie Li, the shareholders of Weida PRC, entered into a pledge agreement, dated as of August 26, 2004, with the WOFE on August 27, 2004. Pursuant to this agreement, each of these shareholders pledged all of his or her equity interest in Weida PRC to the WOFE to guarantee the performance by Weida PRC of its obligations under the service and support agreement described elsewhere in this report. The term of the agreement is from the date on which the pledges are recorded in the stock ledger of Weida PRC until all obligations of Weida PRC under the service and support agreement have been terminated.

Equity Interest Transfer Agreement.  SCL entered into an equity interest transfer agreement, dated as of August 26, 2004, with Li Shun Xing, Li Xiang Ning, Pang Da Qing and Xie Li, the shareholders of Weida PRC, on August 27, 2004.  Pursuant to this agreement, these shareholders will sell and transfer a 25% equity interest in Weida PRC to SCL upon conversion of Weida PRC into the Weida EJV.  The aggregate consideration for the sale of the 25% equity interest in Weida PRC is the greater of US$805,153 and the lowest amount then permitted by PRC law.

This agreement provides that the shareholders of Weida PRC shall cause Weida PRC to appoint three of the five directors as directed by SCL.

In addition, pursuant to this agreement, these shareholders, Weida PRC and any affiliate of Weida PRC may not do any of the following without the prior written consent of SCL: (i) amend Weida PRC’s articles of association, or any document or agreement in connection with its establishment or in relation to its business and operations;  (ii) change Weida PRC’s business scope and nature, abandon any qualification or license already obtained and/or to be obtained by it, or cause such qualification or license to lapse, or, except for any actions undertaken as required by law, depart from its business or the business procedures as disclosed to SCL; (iii) permit Weida PRC or its affiliates to invest in any other company; (iv) sell, transfer, let, permit, donate, assign or deal with the sale of any part or all of Weida PRC’s business, property or assets except in the ordinary course of business; (v) amend any terms of remuneration or bonuses payable to any director or officer, or enter into or amend the terms of service agreements with any director or officer; (vi) provide any loan or any credit to any third party or provide any indemnity, warranty or enter into any similar arrangement; (vii) devise or issue any bonds, mortgages, pledges or other guarantees, or increase any loans secured thereby, including but not limited to, increasing the sum guaranteed or extend the duration of guarantee; (viii) purchase, sell, mortgage or pledge any shares or bonds of any corporation or company, including any shares or bonds of Weida PRC; (ix) purchase, acquire any interests or rights in land or assets or undertake any capital commitment; (x) do anything which would have a material adverse impact on businesses or assets of Weida PRC or its affiliates; (xi) enter into any compromise, settlement, exemption, withdrawal, termination or waiver, of any rights in respect of any action, arbitration or other claim, legal action, demand or dispute of a material nature; (xii) declare or pay any dividend or distribution with respect to the 25% equity interest in Weida PRC being transferred to SCL or any other shares of Weida PRC;  (xiii) make any payments to any shareholder of Weida PRC or any other related party of Weida PRC, including any payment of any interest or principal with respect to Weida PRC shareholder or other related party loans to Weida PRC; or (xiv) let or agree to let or give up in any other form any part or all of the rights to use or rights of ownership of the assets of Weida PRC or its affiliates, or enter into any agreement to acquire or rent or manage any property.

This agreement may be terminated by SCL prior to completion upon (i) a material breach by the shareholders of Weida PRC of their representations, warranties, obligations or undertakings set forth in this agreement; (ii) Weida PRC sustaining a loss or damage which constitutes a material adverse change or effect; or (iii) a petition for the winding up or liquidation of Weida PRC or Weida PRC conducting a reorganization, whether through an arrangement with creditors or otherwise.

Equity Joint Venture Contract/Articles of Association.  SCL entered into (i) an equity joint venture contract, dated as of August 26, 2004, and (ii) articles of association, dated as of August 26, 2004, with Li Shun Xing, Li Xiang Ning, Pang Da Qing and Xie Li, the shareholders of Weida PRC, on August 27, 2004.  Pursuant to these agreements, the parties established the purpose and scope of the Weida EJV and set forth the terms of the Weida EJV, including capitalization, operations and corporate governance.  The obligations of the parties under these agreements are subject to fulfillment, unless waived by SCL, of each of the following conditions:  (i) the equity interest transfer agreement between SCL and the shareholders of Weida PRC and any and all other documents needed to satisfy all necessary authorities of the PRC, have been duly executed by these shareholders, SCL, and Weida PRC; (ii) a business license for the Weida EJV from the appropriate PRC government authority has been issued; (iii) all PRC government requirements have been satisfied; (iv) a due diligence study by the financial and legal counsel of SCL has been completed to the satisfaction of SCL, in its sole discretion; (v) the necessary approval from SCL’s board of directors has been obtained; (vi) the necessary resolutions of the board and the general meeting of Weida PRC, duly approving the transactions contemplated by these agreements and the equity interest transfer agreement, have been obtained; and (vii) Weida PRC and its shareholders have executed the representations and warranties and undertakings, which is an attachment to the equity interest transfer agreement, and all of the matters described therein are true and complete.

Pursuant to these agreements, the total amount of investment (including loans required or obtained by the Weida EJV) of the Weida EJV will be US$4,833,836 and the registered capital of the Weida EJV will be US$2,416,918, of which SCL will contribute twenty-five percent (25%) and the shareholders of Weida PRC will contribute seventy-five percent (75%).  Pursuant to these agreements, SCL will be deemed to have fully paid its contribution to the Weida EJV upon its paying to the shareholders of Weida PRC the consideration set forth in the equity interest transfer agreement described elsewhere in this report.

A party desiring to transfer its contribution to the registered capital to the Weida EJV must first offer such contribution in writing to the other parties, except that SCL has the right to transfer its contribution to the registered capital of the Weida EJV to a successor in interest of its entire business, to a person which is at least fifty percent (50%) controlled directly or indirectly by SCL, or to a person which controls directly or indirectly fifty percent (50%) or more of SCL.  Notwithstanding the foregoing, subject to certain limited circumstances, SCL may not utilize the right of first offer to reduce the percentage of its share of the Weida EJV’s registered capital below twenty-five percent (25%).

The parties to these agreements will share the profits, risks and losses of the Weida EJV in proportion to their respective contribution to the registered capital of the Weida EJV and the liability of each party will be limited to the amount of its contribution due or made to the registered capital of the Weida EJV.

The equity joint venture contract and articles of association provide that when the Weida EJV is established, the board of directors of the Weida EJV will be composed of five (5) directors as follows:  two (2) directors will be appointed by SCL, two (2) directors will be appointed by the shareholders of Weida PRC, and the remaining director will be appointed jointly by (i) SCL and (ii) collectively, the shareholders of Weida PRC.  The board of directors will have one chairman, who will be appointed by SCL.  The quorum necessary to hold meetings of the board of directors of the Weida EJV will be three (3) directors, including at least one director appointed by SCL.  All resolutions of the board of directors of the Weida EJV will require a majority of the votes of the directors present at the meeting who constitute the necessary quorum.  The Weida EJV will have one (1) general manager of the EJV, who will initially be appointed by SCL. The general manager will implement the resolutions of the board of directors of the Weida EJV, be responsible for the daily management and operation of the Weida EJV, and will appoint and dismiss subordinates.  SCL has the sole power to appoint and dismiss the controller and the chief financial officer of the Weida EJV.

These agreements set forth certain other terms of the Weida EJV including, but not limited to, certain additional responsibilities of the parties, licensing and sale of the Weida EJV products and services, labor management, financial affairs and accounting, taxation, confidentiality, termination and liquidation, non-competition and indemnification.

These agreements do not require SCL to provide or arrange for any specified amount of working capital for the Weida EJV.

The term of the Weida EJV will commence on the date of issuance of a business license from the appropriate PRC government authority and will expire, unless extended or sooner terminated, thirty (30) years after the date of issuance of such business license.

Future Equity Interest Transfer Agreement.  SCL entered into a future equity interest transfer agreement, dated as of August 26, 2004, with Li Shun Xing, Li Xiang Ning, Pang Da Qing and Xie Li, the shareholders of Weida PRC, on August 27, 2004.  Pursuant to this agreement, at such future time as the laws of the PRC allow, and upon receipt of a legal opinion issued by SCL’s Chinese counsel confirming such allowance, these shareholders will sell and transfer additional equity interests in Weida PRC to SCL (over and above the 25% equity interest in Weida PRC being transferred to SCL pursuant to the equity interest transfer agreement) up to the greater of (i) the maximum allowed by PRC law and (ii) a total of 51% equity interest in Weida PRC (including the 25% equity interest in Weida PRC being transferred to SCL pursuant to the equity interest transfer agreement).  The acquisition of the additional equity interests may be made in increments, always to the maximum then allowed by PRC law.  The consideration for the sale of the additional equity interests in Weida PRC will be the lowest amount then permitted by PRC law.

This agreement also provides that the shareholders of Weida PRC shall cause Weida PRC to appoint three of the five directors as directed by SCL.

Pursuant to this agreement, these shareholders, Weida PRC and any affiliate of Weida PRC may not do any of the following without the prior written consent of SCL: (i) amend Weida PRC’s articles of association, or any document or agreement in connection with its establishment or in relation to its business and operations;  (ii) change Weida PRC’s business scope and nature, abandon any qualification or license already obtained and/or to be obtained by it, or cause such qualification or license to lapse, or, except for any actions undertaken as required by law, depart from its business or the business procedures as disclosed to SCL; (iii) permit Weida PRC or its affiliates to invest in any other company; (iv) sell, transfer, let, permit, donate, assign or deal with the sale of any part or all of Weida PRC’s business, property or assets except in the ordinary course of business; (v) amend any terms of remuneration or bonuses payable to any director or officer, or enter into or amend the terms of service agreements with any director or officer; (vi) provide any loan or any credit to any third party or provide any indemnity, warranty or enter into any similar arrangement; (vii) devise or issue any bonds, mortgages, pledges or other guarantees, or increase any loans secured thereby, including but not limited to, increasing the sum guaranteed or extend the duration of guarantee; (viii) purchase, sell, mortgage or pledge any shares or bonds of any corporation or company, including any shares or bonds of Weida PRC; (ix) purchase, acquire any interests or rights in land or assets or undertake any capital commitment; (x) do anything which would have a material adverse impact on businesses or assets of Weida PRC or its affiliates; (xi) enter into any compromise, settlement, exemption, withdrawal, termination or waiver, of any rights in respect of any action, arbitration or other claim, legal action, demand or dispute of a material nature; (xii) declare or pay any dividend or distribution with respect to the 25% equity interest in Weida PRC being transferred to SCL or any other shares of Weida PRC;  (xiii) make any payments to any shareholder of Weida PRC or any other related party of Weida PRC, including any payment of any interest or principal with respect to Weida PRC shareholder or other related party loans to Weida PRC; or (xiv) let or agree to let or give up in any other form any part or all of the rights to use or rights of ownership of the assets of Weida PRC or its affiliates, or enter into any agreement to acquire or rent or manage any property.

This agreement may be terminated by SCL prior to completion upon (i) a material breach by the shareholders of Weida PRC of their representations, warranties, obligations or undertakings set forth in this agreement; (ii) Weida PRC sustaining a loss or damage which constitutes a material adverse change or effect; or (iii) a petition for the winding up or liquidation of Weida PRC or Weida PRC conducting a reorganization, whether through an arrangement with creditors or otherwise.

Power of Attorney. On August 23, 2004, Weida PRC and Li Shun Xing, Li Xiang Ning, Pang Da Qing and Xie Li, the shareholders of Weida PRC (collectively, the “Grantors”), executed a power of attorney granting Deng Long Long full power and authority to (i) negotiate the acquisition by SCL of a legal ownership interest in Weida PRC, (ii) make commitments concerning the Grantors rights and obligations concerning such acquisition and (iii) sign all contracts, agreements and documents concerning such acquisition.

Other Related Party Agreements

On December 3, 2003, we entered into a consulting agreement with Carl Lanzisera, our former president and current member of our board of directors.  The agreement provides for Mr. Lanzisera to assist us in structuring, operating and growing our business. The agreement is for a term ending on December 31, 2004 and provides for cash payments aggregating $100,000 and the issuance of 25,000 restricted shares of our common stock.  All cash payments and the issuance of shares required under this agreement have been completed.

SCL has entered into an amended and restated consulting agreement with Anthony Giordano, a beneficial holder of our common stock following consummation of the share exchange, effective as of April 1, 2004. The agreement provides for Mr. Giordano to assist SCL as a consultant by evaluating prospective merger, acquisition and financing transactions that are presented to SCL or the Company.  The agreement is for a term ending on March 30, 2006, with subsequent one-year extensions unless otherwise terminated.  The agreement provides for a one-time initial consulting fee equal to $150,000, which was paid to Mr. Giordano in April 2004.  In addition, during the term of the agreement, commencing April 2004, Mr. Giordano will receive a monthly consulting fee, in arrears, in an amount equal to $20,000 plus reimbursement of expenses.  For additional disclosure concerning Mr. Giordano, see Item 12, “Security Ownership of Certain Beneficial Owners and Management–Matters concerning a beneficial shareholder.”

Effective as of September 3, 2004, a credit facility amounting to $5 million has been made available to us by Anthony Giordano, a Company shareholder, together with one of Mr. Giordano’s family limited partnerships, to fund the Company’s future operations. This credit facility is unsecured, bears interest on any funds advanced at a rate equal to the London Interbank Offered Rate plus 200 basis points, has no equity component, and terminates on October 31, 2005. For additional disclosure concerning Mr. Giordano, see Item 12, “Security Ownership of Certain Beneficial Owners and Management–Matters concerning a beneficial shareholder.”

On June 24, 2004, following the share exchange, our board of directors approved our assumption of the obligations of SCL under certain employment agreements entered into between it and various individuals, all of who had become officers of the Company and were providing services to the Company and in August 2004, our board of directors approved a resolution adopting the employment agreement of Jack Chin.  The terms of these agreements are described above under “Executive Compensation.”

We believe that the transactions described above were on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions between us and any director or executive officer are subject to approval by a majority of the disinterested members of the board of directors.

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The aggregate fees billed for professional services rendered by our former principal accountant, Tamas B. Revai, for the audit of our annual financial statements and review of financial statements included in our other filings with the SEC were $3,000 for the period from February 1, 2003 to January 31, 2004 and $2,000 for the period from February 1, 2002 to January 31, 2003.

The aggregate fees billed for professional services rendered by our current principal independent accountant, Deloitte Touche Tohmatsu, (the Company changed its fiscal year end to June 30 and appointed Deloitte Touch Tohmatsu as its independent auditor on June 10, 2004) for the audit of our annual financial statements and review of financial statements included in our other filings with the SEC were $172,267 for the six months period ended June 30, 2004.

Our former principal accountant, Tamas B. Revai, did not perform or bill us for any audit-related services for the period from February 1, 2003 to January 31, 2004 or the period from February 1, 2002 to January 31, 2003.

Our current principal independent accountant, Deloitte Touche Tohmatsu, did not perform or bill us for any audit-related services for the six months period ended June 30, 2004.

Our former principal accountant, Tamas B. Revai, did not perform or bill us for any services rendered for tax compliance, tax advice and tax planning for the period from February 1, 2003 to January 31, 2004 or the period from February 1, 2002 to January 31, 2003.

Our current principal independent accountant, Deloitte Touche Tohmatsu, did not perform or bill us for any services rendered for tax compliance, tax advice and tax planning for the six months period ended June 30, 2004.

Our former principal accountant, Tamas B. Revai, did not perform or bill us for any other services not reported in this section, for the period from February 1, 2003 to January 31, 2004 or the period from February 1, 2002 to January 31, 2003.

Our current principal independent accountant, Deloitte Touche Tohmatsu, did not perform or bill us for any services not reported in this section for the six months period ended June 30, 2004.

The following table sets forth fees paid to our current principal independent accountant, Deloitte Touche Tohmatsu, for the six months period ended June 30, 2004:

Fee Category	Six months period ended June 30, 2004	% of Total
Audit Fees (1)	$172,267	100%
Audit-Related Fees (2)	$0	—
Tax Fees (3)	$0	—
All Other Fees (4)	$0	—
Total Fees	$172,267	100%

(1)                Audit Fees are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)                Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements. This category consists primarily of employee benefit and compensation plan audits, and consulting on financial accounting/reporting standards.

(3)                Tax Fees are fees for professional services performed with respect to tax compliance, tax advice and tax planning.

(4)                All Other Fees are fees for other permissible work that does not meet the above category descriptions and consists primarily of internal audit strategic assessment fees.

Independence

The audit committee of the board of directors has considered whether the provision of services by Deloitte Touche Tohmatsu described above are compatible with maintaining Deloitte Touche Tohmatsu’s independence as our principal accountant.  Our audit committee believes that the provision of services by Deloitte Touche Tohmatsu described above were compatible with maintaining their independence.

Pre-approval policy

Our audit committee has policies and procedures that require the pre-approval by the audit committee of all fees paid to, and all services performed by, our independent auditors. At the beginning of each year, the audit committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by our accountants during the year. In addition, audit committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the audit committee.

All of the fees and services provided as noted above were authorized and approved by the audit committee in compliance with the pre-approval policies and procedures described herein.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K

(a) The following documents are filed as part of this report:

PAGE
1.	Table of Contents to Financial Statements of Weida	F-1
	Report of Independent Registered Public Accounting Firm	F-2
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2004, AND THE PERIOD FROM MAY 16, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003 AND JUNE 30, 2003 (UNAUDITED)
	Consolidated Balance Sheets	F-3
	Consolidated Statements of Operations	F-4
	Consolidated Statements of Changes in Stockholders’ Equity	F-5
	Consolidated Statements of Cash Flows	F-6
	Notes to Consolidated Financial Statements	F-7

2.	Table of Contents to Financial Statements of Weida PRC	F-14
	Independent Auditor’s Report	F-15
CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003 (UNAUDITED)
	Consolidated Balance Sheets	F-16
	Consolidated Statements of Operations	F-17
	Consolidated Statements of Shareholders’ Deficiency	F-18
	Consolidated Statements of Cash Flows	F-19
	Notes to Consolidated Financial Statements	F-20

3.	Table of Contents to Financial Statements of Weida PRC	F-29
	Independent Auditor’s Report	F-30
CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM APRIL 2, 2001 (DATE OF ESTABLISHMENT) TO DECEMBER 31, 2001
	Consolidated Balance Sheets	F-31
	Consolidated Statements of Operations	F-32
	Consolidated Statements of Shareholders’ Equity (Capital Deficiency)	F-33
	Consolidated Statements of Cash Flows	F-34
	Notes to Consolidated Financial Statements	F-35

4.	UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS	F-44
	Pro Forma Combined Statement of Operations for the Twelve Months Ended December 31, 2003	F-45
	Pro Forma Combined Balance Sheet as at June 30, 2004	F-46
	Pro Forma Combined Statement of Operations for the Six Months Ended June 30, 2004	F-47
	Notes to Pro Forma Financial Information	F-48

5.	Exhibits

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index found after the signature page to this report.

(b)  Reports on Form 8-K:

On June 18, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K, dated June 9, 2004, disclosing under Items 1, 2, 4, 5, 7 and 8, (a) our Share Exchange with SCL, (b) our acquisition of 100% of the outstanding capital stock of SCL pursuant to the Exchange Agreement, (c) our change of public accountants, (d) our one-for-four reverse stock split, (e) our name change, (f) the resignation of our former director Walter J. Hinchcliffe, (g) SCL entering into a Registration Rights Agreement with certain SCL shareholders and (h) change in our fiscal year.

On August 9, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K/A, dated June 9, 2004, disclosing under Item 7, (a) SCL’s audited financial statements as at December 31, 2003 and for the period from May 16, 2003 (date of inception) to December 31, 2003 and (b) SCL’s unaudited financial statements as at March 31, 2004 and for the three months ended March 31, 2004.

On August 16, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K, dated August 9, 2004, disclosing under Items 5 and 7, (a) our Restated Certificate of Incorporation, (b) our Amended and Restated Bylaws, (c) the appointment of board members Joseph Theismann and Shitotomo Yamauchi, Ph.D. as independent directors, (d) our Audit Committee Charter and (e) our Code of Ethics.

On September 2, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K, dated August 27, 2004, disclosing under Items 1.01, 2.01, 2.03 and 9.01, (a) our acquisition of control and a majority profit-sharing interest in Weida PRC, (b) our agreement with China Telecom, (c) Weida PRC’s audited financial statements as at December 31, 2001, 2002 and 2003 and for the period from April 2, 2001 to December 31, 2001 and the two years ended December 31, 2003, (d) Weida PRC’s unaudited financial statements as at March 31, 2004 and for the three months ended March 31, 2004, (e) an unaudited pro forma combined balance sheet as of April 30, 2004, (f) an unaudited pro forma statement of operations for the three-month period ended April 30, 2004 and (g) an unaudited pro forma statement of operations for the year ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIDA COMMUNICATIONS, INC.
(the Registrant)

	By:	/s/ Mitchell Sepaniak
Mitchell Sepaniak, President

Dated: October 12, 2004

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitchell Sepaniak	President, Chief Executive Officer,	October 12, 2004
Mitchell Sepaniak	Chairman of the Board and Director
(Principal Executive Officer)

/s/ Joseph Zumwalt	Senior Vice President, Chief Financial	October 12, 2004
Joseph Zumwalt	Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Tilmon Holloway	Director	October 12, 2004
Tilmon Holloway

/s/ Carl Lanzisera	Director	October 12, 2004
Carl Lanzisera

/s/ Joseph Theismann	Director	October 12, 2004
Joseph Theismann

/s/ Shitotomo Yamauchi	Director	October 12, 2004
Shitotomo Yamauchi

EXHIBIT INDEX

2.1

Share Exchange Agreement, dated as of May 20, 2003, by and among the Registrant, SCL, certain shareholders of the Registrant signatory thereto and certain shareholders of SCL signatory thereto (previously filed as Exhibit 2.1 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated May 20, 2003, filed with the SEC on June 4, 2003).

2.2

Amendment to Share Exchange Agreement, dated as of November 30, 2003, by and among the Registrant, SCL, certain shareholders of the Registrant signatory thereto and certain shareholders of SCL signatory thereto (previously filed as Exhibit 10 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated December 3, 2003, filed with the SEC on December 18, 2003).

2.3

Second Amendment to Share Exchange Agreement, dated as of March 31, 2004, by and among the Registrant, SCL, certain shareholders of the Registrant signatory thereto and certain shareholders of SCL signatory thereto (previously filed as Exhibit 10.3 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated June 9, 2004, filed with the SEC on June 18, 2004).

2.4

Share Lock Up and Escrow Agreement, dated as of April 16, 2004, by and among Raice, Paykin & Krieg, as escrow agent, SCL, the Registrant, certain shareholders of the Registrant signatory thereto, A. Giordano Family Limited Partnership, EPG Limited and Anthony Giordano (previously filed as Exhibit 10.4 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated June 9, 2004, filed with the SEC on June 18, 2004).

3.1

Restated Certificate of Incorporation of Registrant (previously filed as Exhibit 3.1 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 9, 2004, filed with the SEC on August 16, 2004).

3.2

Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 9, 2004, filed with the SEC on August 16, 2004).

4.1	Specimen Common Stock Certificate of Registrant (previously filed as Exhibit 4.1 to, and incorporated by reference from, the Registrant’s Form 8-A filed with the SEC on September 30, 2004).

4.2

Registration Rights Agreement, dated as of June 25, 2004, by and among the Registrant and the shareholders of the Registrant signatory thereto (previously filed as Exhibit 4.2 to, and incorporated by reference from, the Registrant’s Form 8-A filed with the SEC on September 30, 2004).

4.3	Form of Warrant Instrument dated as of June 11, 2004 (previously filed as Exhibit 4.3 to, and incorporated by reference from, the Registrant’s Form 8-A filed with the SEC on September 30, 2004).

4.4	Form of Warrant Certificate dated June 11, 2004 (previously filed as Exhibit 4.4 to, and incorporated by reference from, the Registrant’s Form 8-A filed with the SEC on September 30, 2004).

4.5

Form of Warrant Instrument to be issued in connection with the June 18, 2004 private placement (previously filed as Exhibit 4.5 to, and incorporated by reference from, the Registrant’s Form 8-A filed with the SEC on September 30, 2004).

4.6

Form of Warrant Certificate to be issued in connection with the June 18, 2004 private placement (previously filed as Exhibit 4.6 to, and incorporated by reference from, the Registrant’s Form 8-A filed with the SEC on September 30, 2004).

10.1

Master Agreement, dated as of April 29, 2003, by and among SCL, Weida PRC, Li Shun Xing, Li Xiang Ning, Pang Da Qing and Xie Li (previously filed as Exhibit 10.1 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 27, 2004, filed with the SEC on September 2, 2004).

10.2

Stock Transfer Memo dated as of August 26, 2004 (previously filed as Exhibit 10.2 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 27, 2004, filed with the SEC on September 2, 2004).

10.3

Purchase and Sale Agreement, dated as of August 26, 2004, by and among SCL, Jack Chin, Honest Link International Ltd., Worldwise Development Ltd., Magic Technology Development Ltd., Energic Development Ltd., and Ocean Channel Investments Ltd. (previously filed as Exhibit 10.3 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 27, 2004, filed with the SEC on September 2, 2004).

10.4

Service and Support Agreement, dated as of August 26, 2004, by and between the WOFE and Weida PRC (previously filed as Exhibit 10.4 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 27, 2004, filed with the SEC on September 2, 2004).

10.5

Pledge Agreement, dated as of August 26, 2004, by and among the WOFE, Li Shun Xing, Li Xiang Ning, Pang Da Qing and Xie Li (previously filed as Exhibit 10.5 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 27, 2004, filed with the SEC on September 2, 2004).

10.6

Equity Interest Transfer Agreement, dated as of August 26, 2004, by and among SCL, Li Shun Xing, Li Xiang Ning, Pang Da Qing and Xie Li (previously filed as Exhibit 10.6 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 27, 2004, filed with the SEC on September 2, 2004).

10.7

Equity Joint Venture Contract, dated as of August 26, 2004, by and among SCL, Li Shun Xing, Li Xiang Ning, Pang Da Qing and Xie Li (previously filed as Exhibit 10.7 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 27, 2004, filed with the SEC on September 2, 2004).

10.8

Articles of Association, dated as of August 26, 2004, by and among SCL, Li Shun Xing, Li Xiang Ning, Pang Da Qing and Xie Li (previously filed as Exhibit 10.8 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 27, 2004, filed with the SEC on September 2, 2004).

10.9

Future Equity Interest Transfer Agreement, dated as of August 26, 2004, by and among SCL, Li Shun Xing, Li Xiang Ning, Pang Da Qing and Xie Li (previously filed as Exhibit 10.9 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 27, 2004, filed with the SEC on September 2, 2004).

10.10

Trust Agreement, dated as of August 26, 2004, by and among Li Shun Xing, Li Xiang Ning, Pang Da Qing, Xie Li, SCL and Weida PRC (previously filed as Exhibit 10.10 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 27, 2004, filed with the SEC on September 2, 2004).

10.11

Power of Attorney dated as of August 23, 2004 (previously filed as Exhibit 10.11 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 27, 2004, filed with the SEC on September 2, 2004).

10.12

Business Expansion Cooperation Agreement, dated August 27, 2004, by and between Weida PRC and China Telecom Group System Integration Co., Ltd. (with certain confidential portions omitted) (previously filed as Exhibit 10.12 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 27, 2004, filed with the SEC on September 2, 2004).

10.13

Employment Agreement of Mitchell Sepaniak effective June 11, 2004 (previously filed as Exhibit 10.5 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated June 9, 2004, filed with the SEC on June 18, 2004).

10.14	Amendment Number 1 to Employment Agreement of Mitchell Sepaniak effective April 1, 2004.

10.15

Employment Agreement of Joseph Zumwalt effective June 11, 2004 (previously filed as Exhibit 10.6 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated June 9, 2004, filed with the SEC on June 18, 2004).

10.16

Employment Agreement of Amanda Harmon effective June 11, 2004 (previously filed as Exhibit 10.7 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated June 9, 2004, filed with the SEC on June 18, 2004).

10.17	Employment Agreement of Jack Chin effective April 1, 2004.

10.18	Consulting Agreement with Carl Lanzisera dated December 3, 2003.

10.19	Amended and Restated Consulting Agreement with Anthony Giordano effective April 1, 2004.

10.20	Funding Commitment Letter of Anthony Giordano and The Anthony F. Giordano Family Limited Partnership III dated September 27, 2004.

14.1

Code of Ethics for Directors, Senior Executive, Financial and Accounting Officers, approved and adopted by the Board of Directors of Weida Communications, Inc. on August 9, 2004 (previously filed as Exhibit 14 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated August 9, 2004, filed with the SEC on August 16, 2004).

16.1

Letter re Change in Certifying Accountant, dated June 18, 2004 (previously filed as Exhibit 16.1 to, and incorporated by reference from, the Registrant’s Current Report on Form 8-K, dated June 9, 2004, filed with the SEC on June 18, 2004).

21.1	Subsidiaries of Registrant.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WEIDA COMMUNICATIONS, INC.

TABLE OF CONTENTS

PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2004, AND THE PERIOD FROM MAY 16, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003 AND JUNE 30, 2003 (UNAUDITED)

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Weida Communications, Inc.

Fort Lauderdale, FL

We have audited the accompanying consolidated balance sheets of Weida Communications, Inc. (the “Company”) as of June 30, 2004 and December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the six months ended June 30, 2004 and the period from May 16, 2003 (date of inception) to December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2004 and December 31, 2003, and the results of its operations and its cash flows for the six months ended June 30, 2004 and the period from May 16, 2003 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Deloitte Touche Tohmatsu
Certified Public Accountants
Hong Kong

September 27, 2004

WEIDA COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
ASSETS

Current assets
Cash	$1,617,845	$—
Interest receivable	80,968	31,908
Due from related party	438,640	—
Prepaid expenses - current portion	173,750	—
Total current assets	2,311,203	31,908

Property, plant and equipment	18,121	—

Other assets
Note receivable	2,200,000	2,200,000
Deposit in escrow	—	58,346
Deferred acquisition costs	5,704,004	4,639,712
Prepaid expenses - non-current portion	62,500	—
Other assets	3,880	—
Total other assets	7,970,384	6,898,058
TOTAL ASSETS	$10,299,708	$6,929,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,518,803	$759,055
Due to a related party	756,386	776,932
Total current liabilities	2,275,189	1,535,987

Long term loan from a related party	270,000	—
Total liabilities	2,545,189	1,535,987
Commitments and contingencies

Stockholders’ equity
Common stock, $0 par value, 100,000,000 shares authorized and 72,334,486 and 71,462,981 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	9,408,958	6,542,773
Common stock to be issued, US$0 par value, 538,332 shares at June 30, 2004	1,375,955	—
Accumulated deficits	(3,030,394)	(1,148,794)
Total stockholders’ equity	7,754,519	5,393,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,299,708	$6,929,966

See notes to consolidated financial statements.

WEIDA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2004	Period from May 16, 2003 to June 30, 2003	Period from May 16, 2003 to December 31, 2003
		(unaudited)
OPERATING EXPENSES
Professional fees	$(1,508,715)	$(29,649)	$(737,353)
General and administrative expenses	(421,945)	(107,820)	(443,349)
Total operating expenses	(1,930,660)	(137,469)	(1,180,702)

INTEREST INCOME	49,060	—	31,908
NET LOSS	$(1,881,600)	$(137,469)	$(1,148,794)

Basic and diluted net loss per common share	$(0.03)	$(0.00)	$(0.02)

Weighted average shares outstanding	71,820,578	71,462,981	71,462,981

See notes to consolidated financial statements.

WEIDA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	SCL Ventures, Ltd.				Common Stock
	common stock		Common Stock		to be issued		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	deficits	Total

Issuance of common stock to founders	68,962,975	$689,630	—	$—	—	$—	$—	$689,630
Exchange of common stock (including 2,500,006 shares of stock held by Laser Recording System, Inc.’s shareholders)	(68,962,975)	(689,630)	71,462,981	689,630	—	—	—	—
Additional capital contribution by existing shareholders	—	—	—	5,853,143	—	—	—	5,853,143
Net loss	—	—	—	—	—	—	(1,148,794)	(1,148,794)
Balance as of December 31, 2003	—	—	71,462,981	6,542,773	—	—	(1,148,794)	5,393,979
Issuance of common stock for cash	793,339	2,053,685	—	—	—	—	—	2,053,685
Exchange of common stock	(793,339)	(2,053,685)	793,339	2,053,685	—	—	—	—
Issuance of common stock and warrants for service rendered in connection with private placement	53,166	—	—	—	—	—	—	—
Exchange of common stock	(53,166)	—	53,166	—	—	—	—	—
Common stock fully paid and to be issued	—	—	—	—	538,332	1,375,955	—	1,375,955
Additional capital contribution by existing shareholders	—	—	—	675,000	—	—	—	675,000
Issuance of common stock for services provided	—	—	25,000	137,500	—	—	—	137,500
Net loss	—	—	—	—	—	—	(1,881,600)	(1,881,600)

Balance as of June 30, 2004	—	$—	72,334,486	$9,408,958	538,332	$1,375,955	$(3,030,394)	$7,754,519

See notes to consolidated financial statements.

WEIDA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2004	Period from May 16, 2003 to June 30, 2003	Period from May 16, 2003 to December 31, 2003
		(unaudited)
Cash flows from operating activities
Net loss	$(1,881,600)	$(137,469)	$(1,148,794)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Fair value of services provided by shareholders at no cost	75,000	—	—
Fair value of services provided by a related party settled by the issuance of common stock	68,750	—	—
Changes in assets and liabilities - net of acquisition
Increase in interest receivable	(49,060)	—	(31,908)
Decrease in deposit in escrow	58,346	—	746,807
Increase in prepaid expenses	(167,500)	—	—
Increase in other assets	(3,880)	—	—
Increase in accounts payable and accrued expenses	759,748	137,128	759,055
Net cash (used in) provided by operating activities	(1,140,196)	(341)	325,160
Cash flows from investing activities
Purchase of property, plant and equipment	(18,121)	—	—
Increase in deposit in escrow	—	(805,153)	(805,153)
Increase in deferred acquisition costs	(1,064,292)	(3,221,529)	(4,639,712)
Changes in due from related party	(438,640)	(2,200,000)	—
Increase in notes receivable	—	—	(2,200,000)
Cash used in investing activities	(1,521,053)	(6,226,682)	(7,644,865)
Cash flows from financing activities
Issuance of common stock to founders	—	—	689,630
Changes in due to a related party	(20,546)	725,076	776,932
Loan from a related party	270,000	—	—
Proceeds from issuance of restricted common shares	3,429,640	—	—
Shareholders’ contribution	600,000	5,501,947	5,853,143
Cash provided by financing activities	4,279,094	6,227,023	7,319,705
Net change in cash	1,617,845	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$1,617,845	$—	$—
Supplemental disclosure of non-cash activities:
Issuance of stock in connection with private placement	$159,498	$—	$—

Issuance of warrants to purchase common stock	$217,000	$—	$—

See notes to consolidated financial statements.

WEIDA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2004, AND FOR THE PERIOD FROM MAY 16, 2003 TO DECEMBER 31, 2003 AND JUNE 30, 2003 (UNAUDITED)

1.                                      ORGANIZATION AND NATURE OF THE BUSINESS

SCL Ventures, LTD (“SCL”), a British Virgin Islands corporation, was established on May 16, 2003 to acquire an interest in telecommunications and related service entities in Asia.

On May 20, 2003, SCL entered a shares exchange agreement (the “Exchange Agreement”) with Laser Recording Systems, Inc. (“Laser”), a New Jersey corporation.

The Exchange Agreement set forth the terms and conditions of the exchange by the SCL shareholders of their shares of capital stock, representing all of the issued and outstanding shares of capital stock of SCL in exchange for the issuance by Laser to the shareholders of SCL of 69,809,480 shares of common stock, no par value per share. Pursuant to the Exchange Agreement, SCL shareholders acquired approximately 96.5% of the issued and outstanding shares of Laser and can elect three designees of SCL to the Board of Directors.

Following the share exchange with Laser (the “Exchange”) on June 11, 2004, Laser changed its name to Weida Communications, Inc. (“Weida” or the “Company”) and its fiscal year end from January 31 to June 30.

The transaction was accounted similar to a reverse acquisition in which SCL is the accounting acquirer and Laser is the legal acquirer. The management of SCL has replaced the management of Laser. Since the transaction was accounted for similar to a reverse acquisition and not a business combination, no goodwill has been recorded in connection with the transaction and such excess of purchase price over net assets acquired (goodwill) and the costs incurred in connection with the transaction have been accounted for as an expense.

As a result of the Exchange (i) the historical financial statements of Laser for periods prior to the date of the transaction are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the transaction are those of SCL; (iii) all references to the financial statements of the Company apply to the historical financial statements of SCL prior to the transaction and the financial statements of the Company subsequent to the transaction; (iv) any reference to the Company applies solely to Weida.

SCL entered into an agreement (the “Agreement”) with Guangzhou Weida Communications Technology Co., Ltd. (“Weida PRC”) and the existing shareholders of Weida PRC (“Existing Shareholders”) on April 29, 2003.  The Agreement, as modified by a stock transfer memorandum dated August 26, 2004, established the framework for the acquisition, through a series of contractual arrangements, of control and a majority interest in Weida PRC.  Under the Agreement:

1.                           Weida PRC will be converted into a Sino-Foreign Equity Joint Venture (the “Weida EJV”)

2.                           SCL will obtain a 51% participation interest in the Weida EJV through (i) a direct acquisition of a 25% ownership interest and (ii) an acquisition of a 26% profit-sharing interest via a 100% ownership interest in a Hong Kong entity (“HK Company”).  The HK Company will be established by the Existing Shareholders, which, in turn, will establish a wholly owned foreign enterprise (“WOFE”) to hold a direct 26% profit-sharing interest in the Weida EJV.

The total consideration for the purchase of the 25% ownership interest and 26% profit-sharing interest in the Weida EJV shall consist of the following: (a) $805,153 in cash as registered capital to the Weida EJV; (b) cash payment of $15 million to the Existing Shareholders upon the completion of the conditions to the formation of the Weida EJV and the Weida EJV having been formed and having a valid business license showing SCL’s 25% equity ownership; (c) transfer to the Existing Shareholders of approximately 16.3 million common shares of the Company (deemed aggregate value of $110 million); and (d) provision or an arrangement to provide working capital for the Weida EJV and WOFE up to an aggregate amount of $159.2 million.

Further, the Agreement provides for a number of condition precedents required of SCL and the execution of necessary documents and agreements by certain parties. In addition, the consummation of the Agreement is subject to the People’s Republic of China (the “PRC”) licensing and approval process, which may necessitate modification of the above mentioned transaction.  However, the provision or the arrangement to provide the $159.2 million working capital is not a condition precedent.

The deferred acquisition costs on the balance sheet represent amounts spent in connection with the acquisition of Weida PRC.

Subsequent to June 30, 2004, SCL completed a series of contractual arrangements (See Note 9) resulting in its acquisition of effective management control and a 51% profit-sharing interest in Weida PRC.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation - The consolidated financial statements include the financial statements of SCL and Laser.  All significant intercompany transactions and balances are eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all information and notes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included.

New Accounting Pronouncements - In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 had no impact on the financial statements as the Company did not have any financial instruments with characteristics of both liabilities and equity during the period ended December 31, 2003.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments and for hedging activities under SFAS No. 133. Specifically, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS No. 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows.  This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”).  FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics.  A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply.  The Company did not have any ownership in any variable interest entities as of June 30, 2004 and December 31, 2003.

Taxes - The Company is located in a jurisdiction where it has no actual operations or that does not impose income taxes.  As such, no provision for income taxes has been provided.

3.                          NOTE RECEIVABLE WITH RELATED PARTY

On August 1, 2003, SCL signed a promissory note receivable with Glendora, Ltd. (“Glendora”), a British Virgin Islands corporation, in the amount of $2.2 million.  Glendora has certain shareholders that are also shareholders of SCL and the Company.  Borrowings under the note receivable bear interest at the London Interbank Offered Rate plus 200 basis points (effective rate of  3.47% at December 31, 2003 and 4.46% at June 30, 2004), with interest and principal due five years from the date of the note.  Glendora has granted a general security interest in and to all of its tangible and intangible property and assets of any kind as collateral for the note receivable.  The carrying amount of this note receivable approximates its fair value.

Additionally, SCL and Glendora signed an assignment agreement whereby SCL has granted Glendora the rights to enter into a transaction with Guangzhou Suntek New Tech R&D Co., Ltd. (“Suntek”) which was previously held by SCL.  Management of the Company has not assigned any value to the assignment agreement as the assignment agreement assigns the right to pursue a purchase agreement with Suntek and not a negotiated purchase agreement and, therefore, does not have any measurable value.

4.                                      DUE FROM RELATED PARTY

The amount represents an amount due from Weida PRC for payments made on its behalf.  The amount is unsecured, interest-free and has no fixed terms of repayment.

5.                                      STOCKHOLDERS’ EQUITY

SCL was incorporated on May 16, 2003 with 100,000,000 shares authorized to be divided into such number of classes or series as designated by SCL.

In 2003, SCL issued 68,962,975 shares of restricted common stock, par value US$0.01 per share. The subscription agreements set the purchase price of US$0.01 per share. The initial purchase price of $689,630 was funded by the funding shareholders.  The restricted common stock have been recorded as the issuance of founders stock, as the restricted common stock was issued in exchange for contributions of various rights and services related to the formation of SCL. The founding shareholders have provided operating capital and contributed various services to SCL.

In connection with the Exchange (see Note 1), the number of shares in the Company has been restated retrospectively to reflect the effect of the Exchange.

As noted in Note 1 to the consolidated financial statements, the Company has agreed to issue 16.3 million shares to the Existing Shareholders of Weida PRC upon satisfaction of certain conditions.

In the first quarter of 2004, SCL issued 61,666 shares of restricted common stock for a total gross proceeds of $195,000.  The subscription agreements set the purchase price of $3 to $3.75 per share.  In addition, 156,040 shares were issued to one of the founding shareholders for a total gross proceeds of $1,560.

In the second quarter of 2004, SCL issued 575,633 shares of restricted common stock for a total gross proceeds of $1,857,125.  SCL also issued 53,166 shares of common stock at a value of $3 per share, and 31,249 warrants to purchase the common stock, which shares and warrants have been accounted for as financing costs, in connection with the private placement.

As part of the private placement the Company also issued warrants to purchase 2.37 million shares of the Company’s common stock to the founding shareholders and investors, including the 31,249 warrants mentioned in the preceding paragraph. The warrants entitle the holders to exercise their warrants and purchase shares of common stock exercisable commencing 24 months after the Exchange at exercise prices of $1.00 and $2.75 per share, which apply to 1.58 million and 790,000 warrants, respectively. These warrants were valued at $217,000 using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 1.887%; (iii) expected volatility of 195%; and (iv) an expected life of three years.  As of June 30, 2004, there have been no exercises of warrants and all warrants issued remain outstanding.

Subsequent to June 11, 2004, the Company received a total gross proceeds of $1,375,955 in exchange for 458,332 shares of common stock and warrants to purchase an additional 229,173 shares of common stock to be issued to existing and new investors. The warrants carry a three and one-half year term from the time such warrants are exercisable. The Company is also obligated to issue 80,000 shares of common stock to advisors, which have been accounted for as financing costs, in connection with this private placement.  As of June 30, 2004, the Company has not issued these shares and warrants.

6.                                      NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. For periods in which a net loss has been incurred, the calculation of diluted net loss per share excludes potential common stock equivalents, as their effect is anti-dilutive. Potential common stock includes incremental shares of common stock issuable upon the exercise of 2,370,000 outstanding stock warrants as of June 30, 2004.

7.                                      COMMITMENTS AND CONTINGENCIES

(i)             An employee of SCL asserted claims for unpaid salary in the amount of $0.5 million and 3.3 million shares of SCL’s common stock based on an asserted employment agreement between him and SCL, and has indicated through his counsel that if terminated he will also assert a claim for severance in the additional amount of $0.75 million.  The Company’s management believes the Company has meritorious defenses to the claims, including that the employee in question did not perform the services contemplated by the alleged agreement.  A portion of the employee’s alleged unpaid salary had been and continues to be included in the Company’s consolidated financial statements as account payable.

SCL has commenced legal proceedings against the employee for breach of contract and declaratory relief and has given him notice of termination of employment.  The employee has moved to compel arbitration of the matter.  Litigation or arbitration proceedings with respect to the employee’s claims are probable.  There can be no assurance as to the outcome of any litigation or arbitration proceedings.  Any adverse decision in such proceedings could adversely affect the financial condition of the Company.

(ii)          A shareholder and former chief financial officer of Teleflex Technologies, Inc. (“Teleflex”), a currently inactive privately-held company which had attempted to pursue joint venture opportunities in the PRC in late 2001 and in 2002, and of which Mitchell Sepaniak, the president, chief executive officer and a shareholder of the Company, was also a chief executive officer, commencing early 2003, has recently asserted claims in New York State court against SCL, Teleflex and Mr. Sepaniak. The plaintiff’s petition alleges failure on the part of Mr. Sepaniak and Teleflex to comply with corporate formalities such as holding annual meetings and also alleges corporate waste, and is seeking various relief, including allowing shareholders to inspect the books and records, including balance sheets and profit and loss earnings statements. The former chief financial officer has also asserted claims against SCL, Teleflex and Mr. Sepaniak for unpaid salary and compensation.

Litigation proceedings with respect to the plaintiff’s claims are probable. The proceedings are at an early stage, and therefore there can be no assurance as to the outcome of such proceedings. Any adverse decision in such proceedings could adversely affect the financial condition of the Company.

(iii)       The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s financial position, liquidity, or results of operations.

8.                          RELATED PARTY TRANSACTIONS

(i)             On December 3, 2003, the Company entered into a consulting agreement with Carl Lanzisera, the former president and current member of the Company’s board of directors.  The agreement provides for Mr. Lanzisera to assist the Company in structuring, operating and growing the Company’s business.  The agreement is for a term ending on December 31, 2004 and provides for cash payments aggregating $100,000 and the issuance of 25,000 restricted shares of the Company’s common stock.  The shares were issued in June 2004 at the market value of $5.5 per share.  The total consideration under the agreement amounted to $237,500, of which $118,750 has been recognised as expense in the consolidated statements of operations during the six months ended June 30, 2004.

(ii)          SCL has entered into a consulting agreement with Anthony Giordano, a beneficial holder of the Company’s common stock, effective as of April 1, 2004. The agreement provides for Mr. Giordano to assist SCL as a consultant by evaluating prospective merger, acquisition and financing transactions that are presented to SCL or the Company.  The agreement is for a term ending on March 30, 2006, with subsequent one-year extensions unless otherwise terminated.  The agreement provides for a one-time initial consulting fee equal to $150,000, which was paid to Mr. Giordano in April 2004.  In addition, during the term of the agreement, commencing April 2004, Mr. Giordano will receive a monthly consulting fee, in arrears, in an amount equal to $20,000 plus reimbursement of expenses.

(iii)       Certain shareholders contributed capital to fund the Company’s operations through to December 31, 2003.  In 2004, a founding shareholder of the Company contributed $600,000 capital and loaned $270,000 to the Company to fund its operations.  The shareholder has indicated it will not demand the repayment of $270,000 prior to July 2005.  In addition, a company owned by the shareholder also advanced $756,386 and $776,932 at June 30, 2004 and December 31, 2003, respectively, to the Company to finance its operations.

In addition, subsequent to June 30, 2004, Mr. Giordano, together with one of Mr. Giordano’s family limited partnerships, has granted a credit facility amounting to $5 million to fund the Company’s future operations. This credit facility is unsecured, bears interest equal to the London Interbank Offered Rate plus 200 basis points, has no equity component, and terminates on October 31, 2005.

(iv)      During the six months ended June 30, 2004, certain shareholders provided services to the Company at no cost.  The value of the services is estimated to be $75,000 and has been recorded as additional capital contribution by shareholders.

9.                          SUBSEQUENT EVENT

In August 2004, SCL completed a series of contractual arrangements.  As part of the contractual arrangements, SCL acquired 99.99% of the registered capital of Ocean International Holdings Limited (“OIHL”), a company incorporated in Hong Kong.  The remaining 0.01% of the registered capital of OIHL is held by one of the Company’s executives as a nominal holder in order to meet local Hong Kong legal requirements.  OIHL is the sole owner and holder of all the registered capital of Ocean Tian Di Communication Technology Co., Ltd. (Guangzhou), a wholly owned foreign enterprise (“OTDC”).  OTDC has entered into an exclusive service and support agreement with Weida PRC, effective as of September 1, 2004, which provides for OTDC to provide support services to Weida PRC in exchange for receiving service fees.

Pursuant to the terms of the contractual arrangements, SCL has acquired effective majority ownership and control of Weida PRC through trust agreements for 51% of its shares and an effective 51% profit-sharing interest in Weida PRC.  Under the contractual arrangements, SCL can designate three of Weida PRC’s five directors.

As part of the contractual arrangements, when the Weida EJV is formed and approved by the PRC authorities, its profit-sharing interest will be reduced to 26% so as to maintain its effective 51% majority interest.

GUANGZHOU WEIDA COMMUNICATIONS

TECHNOLOGY CO., LTD.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003 (UNAUDITED)

AND INDEPENDENT AUDITORS’ REPORT

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Guangzhou Weida Communications Technology Co., Ltd:

We have audited the accompanying consolidated balance sheet of Guangzhou Weida Communications Technology Co., Ltd. and its subsidiary (the “Company”) as of June 30, 2004 and the related consolidated statements of operations, shareholders’ deficiency and cash flows for the six months ended June 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and the results of their operations and their cash flows for the six months ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s recurring net losses, negative working capital and net operating cash outflows raise substantial doubt about its ability to continue as a going concern.  The arrangements entered into by management concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit also comprehended the translation of Renminbi amounts into United States dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 3.  Such United States dollar amounts are presented solely for the convenience of the readers.

Deloitte Touche Tohmatsu

Certified Public Accountants

Hong Kong

August 30, 2004

Guangzhou Weida Communications Technology Co., Ltd.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	June 30, 2004	June 30, 2003
	USD	RMB	RMB
			(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	54,009	447,009	1,974,918
Restricted cash	—	—	10,000,000
Accounts receivables	18,090	149,720	628,480
Amounts due from other related parties	—	—	14,320,000
Inventories	757,596	6,270,317	6,451,466
Advances to suppliers	13,920	115,210	141,300
Prepaid expenses and other current assets	210,105	1,738,955	5,809,271
Total current assets	1,053,720	8,721,211	39,325,435
Deposit for purchase of property, plant and equipment	393,950	3,260,567	—
Property, plant and equipment, net	1,553,665	12,859,052	15,918,136
TOTAL ASSETS	3,001,335	24,840,830	55,243,571

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY

Current liabilities:
Bank loans	2,416,451	20,000,000	40,000,000
Short-term loan	24,165	200,000	—
Accounts payable	942,961	7,804,511	10,090,000
Accrued expenses and other payables	158,100	1,308,526	817,634
Amounts due to shareholders	178,083	1,473,918	991,879
Amount due to SCL Ventures, Ltd.	438,640	3,630,448	—
Amounts due to other related parties	1,248,339	10,332,000	1,000,000
Total current liabilities	5,406,739	44,749,403	52,899,513
Shareholders’ (deficiency) equity:
Paid-in capital	2,416,451	20,000,000	20,200,000
Accumulated deficits	(4,821,855)	(39,908,573)	(17,855,942)
Total shareholders’ (deficiency) equity	(2,405,404)	(19,908,573)	2,344,058
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY	3,001,335	24,840,830	55,243,571

See notes to consolidated financial statements.

Guangzhou Weida Communications Technology Co., Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

	January 1, 2004 to June 30, 2004	January 1, 2004 to June 30, 2004	January 1, 2003 to June 30, 2003
	USD	RMB	RMB
			(unaudited)
Revenue:
Sales of equipment	42,030	347,863	591,112
Satellite bandwidth revenue	14,639	121,160	120,996
Total revenues	56,669	469,023	712,108
Cost of revenues	(868,115)	(7,185,044)	(3,764,539)
Operating expenses:
Salary expenses	(128,230)	(1,061,313)	(1,020,913)
Office rental expenses	(99,541)	(823,860)	(351,655)
Advertising and promotion expenses	(36,568)	(302,655)	(609,599)
Office expenses	(15,846)	(131,139)	(242,899)
Others	(124,094)	(1,027,087)	(663,555)
Loss from operations	(1,215,725)	(10,062,075)	(5,941,052)
Interest expenses	(116,576)	(964,853)	(712,854)
Interest income	11,788	97,561	7,711
Net loss	(1,320,513)	(10,929,367)	(6,646,195)

See notes to consolidated financial statements.

Guangzhou Weida Communications Technology Co., Ltd.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

	Paid-in capital RMB	Accumulated deficits RMB	Total shareholders’ (deficiency) RMB

Balance at January 1, 2003	20,200,000	(11,209,747)	8,990,253
Net loss (unaudited)	—	(6,646,195)	(6,646,195)
Balance at June 30, 2003 (unaudited)	20,200,000	(17,855,942)	2,344,058

Balance at January 1, 2004	20,200,000	(28,979,206)	(8,779,206)
Reclassification of capital contribution to short-term loan	(200,000)	—	(200,000)
Net loss	—	(10,929,367)	(10,929,367)
Balance at June 30, 2004	20,000,000	(39,908,573)	(19,908,573)

See notes to consolidated financial statements.

Guangzhou Weida Communications Technology Co., Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1, 2004 to June 30, 2004	January 1, 2004 to June 30, 2004	January 1, 2003 to June 30, 2003
	USD	RMB	RMB
			(unaudited)
Cash flows from operating activities:
Net loss	(1,320,513)	(10,929,367)	(6,646,195)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	222,157	1,838,709	1,047,009
Changes in operating assets and liabilities:
Accounts receivable	1,559	12,900	531,600
Inventories	63,242	523,427	(5,395,915)
Advances to suppliers	22,073	182,690	(16,300)
Prepaid expenses and other current assets	16,515	136,690	(4,652,396)
Accounts payables	708,044	5,860,196	10,090,000
Accrued expenses and other payables	29,028	240,253	127,006
Net cash used in operating activities	(257,895)	(2,134,502)	(4,915,191)
Cash flows from investing activities:
Refund of deposits for purchases of property, plant and equipment	1,631,105	13,500,000	—
Purchases of property, plant and equipment	(590)	(4,880)	(7,756,854)
Changes in restricted cash	—	—	(10,000,000)
Changes in amounts due from other related parties	—	—	5,601,052
Net cash from (used in) investing activities	1,630,515	13,495,120	(12,155,802)
Cash flows from financing activities:
Changes in amounts due to shareholders	35,285	292,039	(109,261)
Changes in amounts due to other related parties	997,028	8,252,000	(1,565,924)
Proceeds from bank loan	2,416,451	20,000,000	40,000,000
Repayment of bank loans	(4,832,903)	(40,000,000)	(20,000,000)
Net cash (used in) provided by financing activities	(1,384,139)	(11,455,961)	18,324,815
Net (decrease) increase in cash and cash equivalents	(11,519)	(95,343)	1,253,822

Cash and cash equivalents at beginning of the period	65,528	542,352	721,096
Cash and cash equivalents at end of the period	54,009	447,009	1,974,918
Supplemental disclosure of cash flows information:
Interest paid	116,576	964,853	712,854
Non-cash transactions
Payments for purchases of property, plant and equipment settled through the current account with SCL Ventures, Ltd.	44,690	369,881	—
Payment of deposit for property, plant and equipment settled through the current account with SCL Ventures, Ltd.	393,950	3,260,567	—

See notes to consolidated financial statements.

Guangzhou Weida Communications Technology Co., Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003 (UNAUDITED)

AND INDEPENDENT AUDITORS’ REPORT

1.                                      ORGANIZATION AND NATURE OF OPERATIONS

Guangzhou Weida Communications Technology Co., Ltd., a company incorporated in the People’s Republic of China (the “PRC”), and its wholly owned subsidiary (collectively the “Company”), is engaged in designing, engineering, integration and installation of satellite-based ground segment systems and network solutions for the business-to-business market segment in the PRC, and sales of domestic very small aperture terminal (“VSAT”) communication equipment in the PRC.

The Company, its existing shareholders (“Existing Shareholders”) and SCL Ventures, Ltd. (“SCL”, a company incorporated in the British Virgin Islands and a wholly owned subsidiary of Weida Communications, Inc.) entered into an agreement (the “Agreement”) on April 29, 2003.  The Agreement, as modified by a stock transfer memorandum dated August 26, 2004, established the framework for the acquisition, through a series of contractual transactions, of control and a majority interest in the Company.  Under the Agreement:

a.                                       The Company will be converted into a Sino-Foreign Equity Joint Venture (“Weida EJV”);

b.                                      SCL will obtain a 51% participation in the Weida EJV through: (a) a direct acquisition of 25% ownership interest; and (b) an acquisition of a 26% profit sharing interest via a 100% ownership interest in a Hong Kong entity (“HK Company”).  The HK Company will be established by Existing Shareholders; which, in turn, will establish a wholly owned foreign entity (“WOFE”) to hold a direct 26% profit sharing interest in the Weida EJV.

The total consideration for the purchase of the 25% ownership interest and 26% profit-sharing interest in the Weida EJV shall consist of the following: (a) USD805,153 in cash as registered capital to the Weida EJV; (b) cash payment of USD15 million to the Existing Shareholders upon the completion of the conditions to the formation of the Weida EJV and the Weida EJV having been formed and having a valid business license showing SCL’s 25% equity ownership; (c) transfer to the Existing Shareholders of approximately 16.3 million common shares of Weida Communications, Inc. (deemed aggregate value of USD110 million); and (d) provision or an arrangement to provide working capital for the Weida EJV and WOFE up to an aggregate amount of USD159.2 million.

Further, the Agreement provides for a number of condition precedents required of SCL and the execution of necessary documents and agreements by certain parties. In addition, the consummation of the Agreement is subject to the PRC licensing and approval process, which may necessitate modification of the above mentioned transaction.  However, the provision or the arrangement to provide the USD159.2 million working capital is not a condition precedent.

Subsequent to June 30, 2004, the Company completed a series of contractual arrangements (See Note 13) resulting in SCL acquiring an effective management control and a 51% profit-sharing interest in the Company.

2.                                      BASIS OF PRESENTATION

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, and assuming that the Company will continue as a going concern.  The Company had net losses and net operating cash outflows since its inception and as of June 30, 2004, had negative working capital and a capital deficiency.  These factors, among others, raise substantial doubts about its ability to continue as a going concern.  As discussed in Note 1, pursuant to the terms of the Agreement, additional funding from SCL BVI is expected.  Provided that the new funding and working capital will be available to the Company upon completion of the Agreement, management believes that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying unaudited consolidated financial statements as of and for the six months ended June 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America.  They do not include all information and notes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included.

3.                                      SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principle of consolidation - The consolidated financial statements include the financial statements of Guangzhou Weida Communication Technology Co., Ltd. and its wholly-owned subsidiary.  All significant intercompany transactions and balances are eliminated in consolidation.

Use of estimates - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Property, plant and equipment - These are recorded at cost less accumulated depreciation.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets.  Estimated useful lives of property, plant and equipment are as follows:

VSAT and other equipment	5 years
Office equipment	5 years
Computers	3 years
Motor vehicles	5 years

Major improvements of property, plant and equipment are capitalized, while expenditures for repairs, maintenance and minor renewals and betterments are expensed.

Inventories - Inventories, which primarily consist of VSAT equipment, are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out method.

Long-lived assets - The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the carrying amounts of long-lived assets are not recoverable, an impairment is recognized for the amount by which the carrying amounts of the assets exceed their fair values.  No impairment loss was recorded for the period presented.

Income taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Revenue recognition - Revenue from the satellite bandwidth provision agreement is recognized on a straight line basis over the period of the agreements.  The excess of amounts received or receivable from customers over the revenue recognized is included in accrued expenses and other payables account amounted to RMB 338,920 (USD 40,949) and RMB130,480 at June 30, 2004 and 2003 (unaudited), respectively.

Sales of VSAT equipment are recorded when the equipment is delivered, title has passed to the customers and the Company has no further obligations to provide services related to the operation of such equipment.

Foreign currency translation - The functional currency of the Company is the Renminbi (“RMB”).  Transactions in other currencies are recorded in RMB at the rates of exchange prevailing when the transactions occur.  Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange in effect at the balance sheet dates.  Exchange gains and losses are recorded in the consolidated statements of operations.

Translation into United States Dollars - The financial statements of the Company are stated in RMB.  The translation of RMB amounts at and for the six months ended June 30, 2004 into United States dollars (“USD”) are included solely for the convenience of readers and have been made at the rate of RMB 8.2766 to USD 1 at June 30, 2004.  Such translations should not be construed as representations that RMB amounts could be converted into USD at that rate or any other rate.

Fair value of financial instruments - The carrying amounts of cash and cash equivalents, amounts due to shareholders, amounts due to other related parties, and bank loans approximate their fair values due to the short-term maturity of these instruments.

Recently issued accounting pronouncements - In May 2003, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and

Equity”.  It establishes standards for how an issuer classifies and measures certain financial instruments.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  It requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as liabilities, or assets in some circumstances.  It does not apply to features embedded in a financial instrument that is not a derivative in its entirety.  SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable.  The adoption of SFAS No. 150 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46 (revised), “Consolidation of Variable Interest Entities”.  FIN 46 (revised) requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements of the business enterprise.  FIN 46 (revised) applies immediately to variable interest entities created after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 (revised) are effective beginning January 1, 2004.  The adoption of FIN 46 (revised) did not have a material impact on the Company’s financial position, results of operations, or cash flows.

4.                                      PROPERTY, PLANT AND EQUIPMENT

	June 30, 2004	June 30, 2004	June 30, 2003
	USD	RMB	RMB
			(unaudited)
Property, plant and equipment consist of the following:

VSAT and other equipment	1,933,899	16,006,100	15,824,509
Office equipment	33,878	280,396	270,936
Computers	175,028	1,448,631	981,429
Motor vehicles	46,249	382,785	382,785
Total	2,189,054	18,117,912	17,459,659
Less: Accumulated depreciation and amortization	(635,389)	(5,258,860)	(1,541,523)
Property, plant and equipment, net	1,553,665	12,859,052	15,918,136

5.                                      BANK LOANS

The bank loan outstanding as of June 30, 2004 of RMB 20,000,000 (USD 2,416,451) bears interest at 5.84% per annum and is due on May 13, 2005.  The loan is guaranteed by related parties.

As of June 30, 2003 (unaudited), the Company had 2 short-term loans with two different banks in the amounts of RMB 20,000,000 (“Loan A”) and RMB 20,000,000 (“Loan B”).  Loan A bore interest at 5.31% per annum and was due on May 6, 2004.  Loan B bore interest at 5.84%, was due on April 24, 2004 and was collateralized by a bank deposit of RMB 10,000,000.  These loans were guaranteed by related parties.

6.                                      SHORT-TERM LOAN

The amount represents a loan from Mr. Li Ya Jun.  It is unsecured, interest-free and is expected to be repaid within one year.

7.                                      INCOME TAXES

The income tax rate applicable to enterprises in the PRC is generally 33%.  However, preferential tax treatment of the Company’s wholly owned subsidiary has been agreed with the relevant tax authorities.  The subsidiary is entitled to a one year exemption from income tax commencing 2003.  The Company had tax losses for the six months ended June 30, 2004.

The Company’s deferred tax assets as of June 30, 2004 and 2003 (unaudited) are attributable to the following:

	June 30, 2004 USD	June 30, 2004 RMB	June 30, 2003 RMB
			(unaudited)
Property, plant and equipment - difference in depreciation rates	96,507	798,750	271,910
Net operating losses	1,361,137	11,265,589	5,074,883
	1,457,644	12,064,339	5,346,793
Valuation allowance	(1,457,644)	(12,064,339)	(5,346,793)
	—	—	—

The realization of the recorded deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of net operating loss carryforwards.  As the management does not believe that it is more likely than not that all of the deferred tax asset will be realized, a full valuation allowance has been established at June 30, 2004 and 2003.

At June 30, 2004, the Company has net operating loss carryforwards of RMB 10,155,586
(USD 1,227,024), RMB 14,695,047 (USD 1,775,493), RMB 6,268,521 (USD 757,379) and RMB 3,018,996 (USD 364,763) which will expire in 2009, 2008, 2007 and 2006, respectively.

At June 30, 2003 (unaudited), the Company had net operating loss carry forwards of RMB6,090,915, RMB6,268,521 and RMB3,018,996, which would expire in 2008, 2007 and 2006, respectively.

8.                                      COMMITMENTS

(a)                                  The Company has operating lease agreements principally for its office facilities and transponder utilization services.  Such leases have remaining terms of 6 months to 46 months.  Rental expense was RMB 6,123,632 (USD 739,873) for the six months ended June 30, 2004 and RMB3,048,588 for the six months ended June 30, 2003 (unaudited).

Future minimum lease payments under non-cancelable operating leases agreements were as follows:

	June 30, 2004	June 30, 2004
	USD	RMB

Fiscal year
2005	1,442,540	11,939,325
2006	1,302,046	10,776,512
2007	1,296,011	10,726,568
2008	1,078,333	8,924,934
Total	5,118,930	42,367,339

(b)                                 During the six months period ended June 30, 2004, the Company entered into an agreement to purchase VSAT equipment with a third party.  The contract sum was RMB 7,035,110 (USD 850,000), of which RMB 3,260,567 (USD 393,950) had been paid during the six months period ended June 30, 2004.  The remaining balance of RMB 3,774,543 (USD 456,050) will be settled upon the delivery of the equipment in 2004.

9.                                      RELATED PARTY BALANCES AND TRANSACTIONS

	June 30, 2004	June 30, 2004	June 30, 2003
	USD	RMB	RMB
			(unaudited)

Related party balances

Amounts due from other related parties

Nin Xia Wei Lin Huo Xin Tan Co., Ltd. (note i)	—	—	250,000
Guangzhou Suntek New Technology Research & Design Co., Ltd. (“Guangzhou Suntek”) (note i)	—	—	14,070,000
	—	—	14,320,000

Amounts due to shareholders

Mr. Pang Da Qing	(27,245)	(225,500)	(50,000)
Ms. Xie Li	(149,322)	(1,235,871)	(941,879)
Mr. Li Ya Jun	(1,516)	(12,547)	—
	(178,083)	(1,473,918)	(991,879)

Amount due to SCL	(438,640)	(3,630,448)	—

Amounts due to other related parties

Mr. Deng Long Long (note ii)	(120,823)	(1,000,000)	(1,000,000)
Guangzhou Suntek (note i)	(1,127,516)	(9,332,000)	—
Total	(1,248,339)	(10,332,000)	(1,000,000)

The amounts due to shareholders, SCL and other related parties represent borrowings from them, were unsecured and interest-free.

Notes:

(i)                                     A director and major shareholder of Nin Xia Wei Lin Huo Xin Tan Co., Ltd. and Guangzhou Suntek exercises significant influence on the operations of the Company by providing direct and indirect financial support.

(ii)                                  Mr. Deng Long Long is a related party because he can exercise significant influence on the operations of the Company through direct and indirect financial support.

Related party transactions

As of June 30, 2004, the Company’s bank loan (see Note 5) was guaranteed by a shareholder and other related parties at no charge.  A director and major shareholder of these other related parties exercises significant influence on the operations of the Company.  Management believes that the estimated cost of the guarantee was immaterial.

In addition, certain related parties provided administrative services, such as secondment of staff, to the Company at no cost.  Management believes that the estimated value of those services was immaterial.

10.                               PAID-IN CAPITAL

The shareholders and their respective capital contributions as of June 30, 2004 and 2003 (unaudited) are as follows:

	June 30, 2004	June 30, 2004	June 30, 2003
	USD	RMB	RMB

Ms. Li Shun Xing	2,295,629	19,000,000	16,400,000
Mr. Pang Da Qing	48,329	400,000	1,200,000
Mr. Li Xiang Ning	48,329	400,000	1,200,000
Ms. Xie Li	24,164	200,000	1,200,000
Mr. Li Ya Jun	—	—	200,000
	2,416,451	20,000,000	20,200,000

The shareholders have the right to vote and to receive dividends in proportion to their registered shareholding percentages.

Mr. Li Ya Jun contributed capital of RMB200,000 to the Company in 2001.  This contribution has not been registered in accordance with the relevant PRC regulations.  As a result of the series of contractual arrangements set out in Note 1, the Company will return this RMB200,000 to Mr. Li Ya Jun.  Accordingly, the amount has been reclassified as short-term loan as of June 30, 2004 (see Note 6).

11.                               MAJOR CUSTOMERS

Details of the customers accounting for 10% or more of total sales are as follows:

	January 1, 2004	January 1, 2003
	to	to
	June 30, 2004	June 30, 2003
		(unaudited)

Company A	53.58%	83.01%
Company B	12.76%	—
Company C	10.66%	—

The accounts receivable from the 3 customers with the largest receivable balances represents 87.63% of the balance of the account at June 30, 2004, while the accounts receivable from the 2 customers with the largest receivable balances represented 97.76% of the balance of the account at June 30, 2003 (unaudited).

12.                               EMPLOYEE BENEFIT PLANS

Certain employees of the Company in the PRC are entitled to retirement benefits calculated with reference to their salaries upon retirement and their length of service in accordance with a PRC government-managed retirement plan.  The PRC government is directly responsible for the payments of the benefits to these retired employees.  The Company is required to make contributions to the government-managed retirement plan at 11% to 20% of the monthly basic salaries of certain employees.  The expense of such arrangements to the Company for the six months ended June 30, 2004 and the six months ended June 30, 2003 (unaudited) were RMB 82,577 (USD 9,977) and RMB41,312, respectively.

In addition, the Company is required by law to contribute approximately 0.4% to 10% of total salaries of certain employees for medical and unemployment benefits and workers compensation.  The PRC government is directly responsible for the payments of the benefits to these employees.  The amounts contributed amounted to RMB 37,725 (USD 4,558) and RMB22,202 for the six months ended June 30, 2004 and six months ended June 30, 2003 (unaudited), respectively.

13.                               SUBSEQUENT EVENT

In August 2004, a series of contractual arrangements were completed.  As part of the contractual arrangements, SCL acquired 99.99% of the registered capital of Ocean International Holdings Limited (“OIHL”), a company incorporated in Hong Kong.  The remaining 0.01% of the registered capital of OIHL is held by one of SCL’s executives as a nominal holder in order to meet local Hong Kong legal requirements.  OIHL is the sole owner and holder of all the registered capital of Ocean Tian Di Communication Technology Co., Ltd. (Guangzhou), a wholly owned foreign enterprise (“OTDC”).  OTDC has entered into an exclusive service and support agreement with the Company, effective as of September 1, 2004, which provides for OTDC to provide support services to the Company in exchange for receiving service fees.

Pursuant to the terms of the contractual arrangements, SCL has acquired effective majority ownership and control of the Company through trust agreements for 51% of its shares and an effective 51% profit-sharing interest in the Company.  Under the contractual arrangements, SCL can designate three of the Company’s five directors.

As part of the contractual arrangements, when the Weida EJV is formed and approved by the PRC authorities, SCL’s profit-sharing interest will be reduced to 26% so as to maintain its effective 51% majority interest.

GUANGZHOU WEIDA COMMUNICATIONS TECHNOLOGY CO., LTD.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM APRIL 2, 2001 (DATE OF ESTABLISHMENT) TO DECEMBER 31, 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Guangzhou Weida Communications Technology Co., Ltd:

We have audited the accompanying consolidated balance sheets of Guangzhou Weida Communications Technology Co., Ltd. and its subsidiary (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity (capital deficiency) and cash flows for the years ended December 31, 2003 and 2002 and for the period from April 2, 2001 (date of establishment) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003, 2002 and December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and for the period from April 2, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net losses and net operating cash outflows since its inception and, as of December 31, 2003, had negative working capital and a capital deficiency. These factors, among others, raise substantial doubts about its ability to continue as a going concern. The arrangements entered into by management concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits also comprehended the translation of Renminbi amounts into United States dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 3. Such United States dollar amounts are presented solely for the convenience of the readers.

Deloitte Touche Tohmatsu

Hong Kong

April 16, 2004

GUANGZHOU WEIDA COMMUNICATIONS TECHNOLOGY CO., LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2003	2002	2001
	USD	RMB	RMB	RMB

ASSETS
Current assets:
Cash	65,443	542,352	721,096	5,892,872
Accounts receivable	19,622	162,620	1,160,080	525,000
Amounts due from related parties	—	—	19,921,052	26,680,000
Inventories	819,768	6,793,744	1,055,551	1,919,337
Advances to suppliers	35,946	297,900	125,000	—
Prepaid expenses	226,325	1,875,645	1,156,875	1,196,867
Total current assets	1,167,104	9,672,261	24,139,654	36,214,076
Deposits for purchases of property, plant and equipment	1,628,979	13,500,000	—	5,910,092
Property, plant and equipment, net	1,728,286	14,323,000	9,208,291	1,554,599
TOTAL ASSETS	4,524,369	37,495,261	33,347,945	43,678,767

LIABILITIES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
Bank loans	4,826,604	40,000,000	20,000,000	25,000,000
Accounts payable	234,611	1,944,315	—	—
Accrued expenses and other payables	128,903	1,068,273	690,628	33,679
Amounts due to shareholders	142,612	1,181,879	1,101,140	—
Amounts due to other related parties	250,983	2,080,000	2,565,924	1,715,000
Total current liabilities	5,583,713	46,274,467	24,357,692	26,748,679
Commitments	—	—	—	—
Shareholders’ equity (capital deficiency):
Paid-in capital	2,437,435	20,200,000	20,200,000	20,200,000
Accumulated deficits	(3,496,779)	(28,979,206)	(11,209,747)	(3,269,912)
Total shareholders’ equity (capital deficiency)	(1,059,344)	(8,779,206)	8,990,253	16,930,088
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	4,524,369	37,495,261	33,347,945	43,678,767

See notes to consolidated financial statements.

GUANGZHOU WEIDA COMMUNICATIONS TECHNOLOGY CO., LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,			April 2, 2001 to
	2003	2003	2002	December 31, 2001
	USD	RMB	RMB	RMB

Revenues:
Sales of equipment	121,774	1,009,189	418,803	448,718
Transponder utilization revenue	36,360	301,328	118,624	—
Total revenues	158,134	1,310,517	537,427	448,718
Cost of revenues	1,308,903	10,847,406	2,821,249	576,878
	(1,150,769)	(9,536,889)	(2,283,822)	(128,160)
Selling, general and administrative expenses	777,653	6,444,712	4,278,484	2,191,773
Loss from operations	(1,928,422)	(15,981,601)	(6,562,306)	(2,319,933)
Interest expense	(222,713)	(1,845,715)	(1,388,636)	(966,975)
Interest income	6,981	57,857	11,107	16,996
Net loss	(2,144,154)	(17,769,459)	(7,939,835)	(3,269,912)

See notes to consolidated financial statements.

GUANGZHOU WEIDA COMMUNICATIONS TECHNOLOGY CO., LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Paid-in capital	Accumulated deficits	Total shareholders’ equity (capital deficiency)
	RMB	RMB	RMB

Capital contributions	20,200,000	—	20,200,000
Net loss	—	(3,269,912)	(3,269,912)
Balance at December 31, 2001	20,200,000	(3,269,912)	16,930,088
Net loss	—	(7,939,835)	(7,939,835)
Balance at December 31, 2002	20,200,000	(11,209,747)	8,990,253
Net loss	—	(17,769,459)	(17,769,459)
Balance at December 31, 2003	20,200,000	(28,979,206)	(8,779,206)

See notes to consolidated financial statements.

GUANGZHOU WEIDA COMMUNICATIONS TECHNOLOGY CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,			April 2, 2001 to
	2003	2003	2002	December 31, 2001
	USD	RMB	RMB	RMB

Cash flows from operating activities:
Net loss	(2,144,154)	(17,769,459)	(7,939,835)	(3,269,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	353,022	2,925,637	487,794	6,720
Changes in operating assets and liabilities:
Accounts receivable	120,359	997,460	(635,080)	(525,000)
Inventories	(692,400)	(5,738,193)	863,786	(1,919,337)
Advances to suppliers	(20,863)	(172,900)	(125,000)	—
Prepaid expenses	(86,730)	(718,770)	39,992	(1,196,867)
Accounts payable	234,611	1,944,315	—	—
Accrued expenses and other payables	45,568	377,645	656,949	33,679
Net cash used in operating activities	(2,190,587)	(18,154,265)	(6,651,394)	(6,870,717)
Cash flows from investing activities:
Changes in deposits for purchases of property, plant and equipment	(1,628,979)	(13,500,000)	5,910,092	(5,910,092)
Purchases of property, plant and equipment	(970,189)	(8,040,346)	(8,141,486)	(1,561,319)
Changes in amounts due from related parties	2,403,776	19,921,052	6,758,948	(26,680,000)
Net cash (used in) provided by investing activities	(195,392)	(1,619,294)	4,527,554	(34,151,411)
Cash flows from financing activities:
Capital contribution	—	—	—	20,200,000
Proceeds from bank loans	4,826,604	40,000,000	20,000,000	25,000,000
Repayment of bank loans	(2,413,302)	(20,000,000)	(25,000,000)	—
Changes in amounts due to shareholders	9,743	80,739	1,101,140	—
Changes in amounts due to other related parties	(58,634)	(485,924)	850,924	1,715,000
Net cash provided by (used in) financing activities	2,364,411	19,594,815	(3,047,936)	46,915,000
Net (decrease) increase in cash and cash equivalents	(21,568)	(178,744)	(5,171,776)	5,892,872
Cash at beginning of the period	87,011	721,096	5,892,872	—
Cash at end of the period	65,443	542,352	721,096	5,892,872

Supplemental disclosure of cash flows information:
Interest paid	222,713	1,845,715	1,388,636	966,975

See notes to consolidated financial statements.

GUANGZHOU WEIDA COMMUNICATIONS TECHNOLOGY CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM APRIL 2, 2001 (DATE OF ESTABLISHMENT) TO DECEMBER 31, 2001

1.  ORGANIZATION AND NATURE OF OPERATIONS

Guangzhou Weida Communications Technology Co., Ltd., a company incorporated in the People’s Republic of China (the “PRC”), and its wholly owned subsidiary, Guangzhou Weida Saite Communications Equipment Co., Ltd. (collectively the “Company”), is engaged in providing communication network technology services, sales of communication network equipment and operations of domestic very small aperture terminal (“VSAT”) communication business in the PRC.

The Company, its existing shareholders (“Existing Shareholders”) and SCL Ventures Ltd. (“SCL BVI”, a company incorporated in the British Virgin Islands) entered into an Agreement (“Agreement”) on April 29, 2003. Under the Agreement:

a.                                       The Company is converted into a Sino-Foreign Equity Joint Venture (“EJV”);

b.                                      SCL BVI obtains a 51% participation in the EJV through: (i) a 25% ownership interest; and (ii) a 26% profit sharing interest via a 100% ownership interest in a Hong Kong entity (“HK Company”). The HK Company will be established by Existing Shareholders; which, in turn, will establish a wholly owned foreign entity (“WOFE”) to hold a direct 26% profit sharing interest in the EJV.

The total consideration from SCL BVI for the 25% ownership interest and 26% profit sharing interest in the EJV shall consist of the following: (i) cash capital contribution of USD 805,153 to the EJV; (ii) cash payment to Existing Shareholders of USD 15,000,000; (iii) transfer to Existing Shareholders of SCL common shares valued at USD 110,000,000; and (iv) SCL BVI using its best efforts to provide or arrange for working capital to the EJV and WOFE up to an aggregate amount of USD 159,194,847.

Further, the Agreement provides for, among others, a number of condition precedents required of SCL BVI and the execution of necessary documents and agreements by certain parties. In addition, the consummation of the Agreement is subject to the PRC licensing and approval process, which may necessitate modification of the abovementioned transaction. As of April 16, 2004, the Company has not yet been converted into an EJV and WOFE has not yet been established, and the considerations stipulated in the preceding paragraph have not yet been paid/provided/transferred.

2.  BASIS OF PRESENTATION

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, and assuming that the Company will continue as a going concern. The Company had net losses and net operating cash outflows since inception and, as of December 31, 2003, had negative working capital and a capital deficiency. These factors, among others, raise substantial doubts about its ability to continue as a going concern. As discussed in Note 1, pursuant to the terms of the Agreement, additional funding from SCL BVI is expected. Provided that the new funding and working capital will be available to the Company upon completion of the agreement, management believes that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principle of consolidation-The consolidated financial statements include the financial statements of Guangzhou Weida Communications Technology Co., Ltd. and its wholly owned subsidiary. All significant intercompany transactions and balances are eliminated in consolidation.

Use of estimates-The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Property, plant and equipment-These are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of property, plant and equipment are as follows:

VSAT and other equipment	5 years
Office equipment	5 years
Computers	3 years
Motor vehicles	5 years

Major improvements of property, plant and equipment are capitalized, while expenditures for repairs, maintenance and minor renewals and betterments are expensed.

Inventories-Inventories, which primarily consist of VSAT equipment, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Long-lived assets-The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the carrying amounts of long-lived assets are not recoverable, an impairment is recognized for the amount by which the carrying amounts of the assets exceed their fair values. No impairment loss was recorded in any period presented.

Income taxes-Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Revenue recognition-Revenue from transponder utilization agreements is recognized on a straight line basis over the period of the agreements. The excess of lease rental received or receivable from customers over the revenue recognized is deferred and included in accrued expenses and other payables account amounted to RMB 389,280 (USD 46,973), RMB 14,400 and RMB NIL at December 31, 2003, 2002 and December 31, 2001, respectively.

Sales of VSAT equipment are recorded when the equipment is delivered, title has passed to the customers and the Company has no further obligations to provide services related to the operation of such equipment.

Foreign currency translation-The functional currency of the Company is the Renminbi (“RMB”). Transactions in other currencies are recorded in RMB at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the consolidated statements of operations.

Translation into United States Dollars-The financial statements of the Company are stated in RMB. The translation of RMB amounts at and for the year ended December 31, 2003 into United States dollars (“USD”) are included solely for the convenience of readers and have been made at the rate of RMB 8.2874 to USD 1 at December 31, 2003. Such translations should not be construed as representations that RMB amounts could be converted into USD at that rate or any other rate.

Fair value of financial instruments-The carrying amounts of cash, amounts due from (to) related parties, amounts due to shareholders, and bank loans approximate their fair values due to the short-term maturity of these instruments.

Recently Issued Accounting Pronouncements-In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. It establishes standards for how an issuer classifies and measures certain financial instruments. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as liabilities, or assets in some circumstances. It does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. The adoption of SFAS No. 150 did not have an impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities-an Interpretation of Accounting Research Bulletin No. 51”. FIN No. 46 requires the primary beneficiary to consolidate a variable interest entity if it has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which the entity obtains an interest after that date. For variable interest entities acquired before February 1, 2003, the effective date for the Company is January 1, 2004. The Company believes the adoption of FIN No. 46 did not have a material impact on its results of operations or financial position.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31
	2003	2003	2002	2001
	USD	RMB	RMB	RMB

VSAT and other equipment	1,930,789	16,001,220	8,747,308	857,701
Office equipment	33,429	277,036	248,523	172,393
Computers	130,573	1,082,110	443,689	267,940
Motor vehicles	46,189	382,785	263,285	263,285
Total	2,140,980	17,743,151	9,702,805	1,561,319
Less: Accumulated depreciation and amortization	(412,694)	(3,420,151)	(494,514)	(6,720)
Property, plant and equipment, net	1,728,286	14,323,000	9,208,291	1,554,599

5.  BANK LOANS

The bank loan outstanding as of December 31, 2001 of RMB 25,000,000 bore interest at 5.85% per annum and was repaid on April 26, 2002.

The bank loan outstanding as of December 31, 2002 of RMB 20,000,000 bore interest at 5.31% per annum and was repaid on March 1, 2003.

As of December 31, 2003, the Company has 2 short-term loans with two different banks in the amounts of RMB 20,000,000 (USD 2,413,302, “Loan A”) and RMB 20,000,000 (USD 2,413,302, “Loan B”).

Loan A bears interest at 5.31% per annum and is due on May 5, 2004. Loan B bears interest at 5.84%, is due on April 24, 2004. These loans are guaranteed by related parties.

6.  INCOME TAXES

The income tax rate applicable to enterprises in the PRC is generally 33%. However, preferential tax treatment of the Company’s wholly owned subsidiary has been agreed with the relevant tax authorities. The subsidiary is entitled to a one year exemption from income tax commencing 2003. The Company had tax losses for the years ended December 31, 2003 and 2002 and the period from April 2, 2001 to December 31, 2001.

The Company’s deferred tax assets as of September 30, 2003, December 31, 2002 and December 31, 2001 are attributable to the following:

	December 31
	2003	2003	2002	2001
	USD	RMB	RMB	RMB

Property, plant and equipment-difference in depreciation rates	65,570	543,402	82,798	—
Net operating losses	954,973	7,914,246	3,064,881	996,269
	1,020,543	8,457,648	3,147,679	996,269
Valuation allowance	(1,020,543)	(8,457,648)	(3,147,679)	(996,269)
	—	—	—	—

The realization of the recorded deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of net operating loss carryforwards. As management does not believe that it is more likely than not that all or a portion of the deferred tax asset will be realized, a full valuation allowance has been established at December 31, 2003, 2002 and December 31, 2001.

At December 31, 2003, the Company has net operating loss carryforwards of RMB14,695,047 (USD1,773,179), RMB6,268,521 (USD756,392) and RMB3,018,996 (USD364,287), which will expire in 2008, 2007 and 2006, respectively.

7.  COMMITMENTS

a.                                       The Company has operating lease agreements principally for its office facilities and transponder utilization services. Such leases have remaining terms of 7 months to 52 months. Rental expense was RMB 9,198,152 (USD 1,109,896), RMB 2,818,139 and RMB 739,848 for the years ended December 31, 2003 and 2002 and the period from April 2, 2001 to December 31, 2001, respectively.

Future minimum lease payments under non-cancellable operating lease agreements were as follows:

	December 31, 2003	December 31, 2003
	USD	RMB

Fiscal year
2004	1,451,045	12,025,393
2005	1,327,095	10,998,168
2006	1,299,636	10,770,600
2007	1,294,000	10,723,896
2008	431,333	3,574,632
Total	5,803,109	48,092,689

b.                                      The Company has entered into an agreement to purchase a Global Positioning System with a third party. The contract sum was RMB 28,000,000 (USD 3,378,623), of which RMB 13,500,000 (USD 1,678,979) had been paid during the year ended December 31, 2003. The remaining balance of RMB 14,500,000 (USD 1,749,644) will be settled upon delivery of the system in 2004.

8.  RELATED PARTY BALANCES AND TRANSACTIONS

	December 31
	2003	2003	2002	2001
	USD	RMB	RMB	RMB

Related Party Balances
Amounts due from related parties
Hai Tian Chang Xin Technology Co., Ltd. (note i)	—	—	19,671,052	—
Ning Xia Wei Lin Huo Xin Tan Co. Ltd. (note i)	—	—	250,000	250,000
Shenzhen Rui Shi Te Shi Ye Co., Ltd. (note i)	—	—	—	1,000,000
Guangzhou Si Ma Te Zhi Ji Ka Co., Ltd. (note i)	—	—	—	25,430,000
Total	—	—	19,921,052	26,680,000

	December 31
	2003	2003	2002	2001
	USD	RMB	RMB	RMB

Amounts due to shareholders
Mr. Pang Da Qing	(6,034)	(50,000)	(50,000)	—
Ms. Xie Li	(136,578)	(1,131,879)	(1,051,140)	—
	(142,612)	(1,181,879)	(1,101,140)	—

Amounts due to other related parties
Mr. Deng Long Long (note ii)	(120,665)	(1,000,000)	(1,100,000)	(1,000,000)
Liaoning Suntek Technology Co., Ltd. (note i)	—	—	(110,000)	—
Guangdong Xin Te Communication Co., Ltd. (note i)	—	—	(762,000)	—
Guangzhou Suntek New Technology Research & Design Co., Ltd. (note i)	(118,252)	(980,000)	(593,924)	—
Zhejiang Topper Wireless Co., Ltd. (note i)	—	—	—	(715,000)
Hai Tian Cheng Xin Technology Co., Ltd. (note i)	(12,066)	(100,000)	—	—
Total	(250,983)	(2,080,000)	(2,565,924)	(1,715,000)

The amounts due from related parties, amounts due to shareholders and amounts due to other related parties represent cash advances to or borrowings from them, and were unsecured, non-interest bearing and had no fixed repayment terms.

In addition, the Company advanced to/from certain related parties (note i) during the year ended December 31, 2003. These advances were unsecured, non-interest bearing and had been repaid in full as of December 31, 2003.

Notes:

(i)                                     A director and major shareholder of these related parties exercises significant influence on the operations of the Company by providing direct and indirect financial support.

(ii)                                  Mr. Deng Long Long is a related party because he can exercise significant influence on the operations of the Company through direct and indirect financial support.

Related party transactions

The Company’s bank loans (see Note 5) were guaranteed by a shareholder and other related parties at no charge. A director and major shareholder of these related parties exercises significant influence on the operations of the Company. Management believes that the estimated cost of the guarantee was immaterial.

In addition, certain related parties provided administrative services, such as secondment of staff, to the Company at no cost. Management believes that the estimated value of those services was immaterial.

9.  PAID-IN CAPITAL

The shareholders and their respective capital contributions as of December 31, 2003, December 31, 2002 and December 31, 2001 are as follows:

	USD	RMB

Ms. Li Shun Xing	1,978,908	16,400,000
Mr. Pang Da Qing	144,798	1,200,000
Mr. Li Xiang Ning	144,798	1,200,000
Mr. Li Ya Jun	24,133	200,000
Ms. Xie Li	144,798	1,200,000
	2,437,435	20,200,000

The shareholders have the right to vote and to receive dividends in proportion to their shareholding percentages.

10.  MAJOR CUSTOMERS

Details of the customers accounting for 10% or more of total sales are as follows:

	Year ended December 31		April 2, 2001 to
	2003	2002	December 31, 2001

Company A	75%	78%	100%
Company B	—	11%	—

The accounts receivable from the 2 customers with the largest receivable balances represents 80%, 93% and 100% respectively, of the balance of the account at December 31, 2003, December 31, 2002 and December 31, 2001, respectively.

11.  EMPLOYEE BENEFIT PLANS

Certain employees of the Company in the PRC are entitled to retirement benefits calculated with reference to their salaries upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Company is required to make contributions to the government-managed retirement plan at 11% to 20% of the monthly basic salaries of certain employees. The expense of such arrangements to the Company for the years ended December 31, 2003 and 2002 and the period from April 2, 2001 to December 31, 2001 was RMB 104,526 (USD 12,613), RMB 56,659 and RMB Nil, respectively.

In addition, the Company is required by law to contribute approximately 0.4% to 10% of total salaries of certain employees for medical and unemployment benefits and workers compensation. The PRC government is directly responsible for the payments of the benefits to these employees. The amounts contributed amounted to RMB 64,309 (USD 7,760), RMB 34,129 and RMB Nil for the years ended December 31, 2003 and 2002 and the period from April 2, 2001 to December 31, 2001, respectively.

UNADITED PRO FORMA COMBINED FINANCIAL STATEMENTS

Unaudited Pro Forma Combined Financial Statements

The following unaudited pro forma combined financial statements give pro forma effect to the recently completed acquisition of Weida PRC by Weida, by using the purchase method of accounting and the assumptions set forth in the accompanying notes to the pro forma combined financial statements.  Weida has a 51% profit and loss participation agreement and the right to appoint a majority of the board of directors of Weida PRC and the right to appoint the general manager and chief financial officer of Weida PRC, both of which rights it intends to exercise.  Weida therefore has operational and financial control of Weida PRC.  This presentation assumes that the purchase price has been allocated based on preliminary estimates of the fair market value of Weida PRC’s assets and liabilities.  The pro forma assumptions are subject to change pending a final analysis of the fair values of the assets acquired and liabilities assumed by Weida. The impact of these changes could be material.

The unaudited pro forma combined balance sheet as of June 30, 2004 is presented to give effect to the acquisition of Weida PRC as if it had occurred on June 30, 2004.  The unaudited pro forma statement of operations for the six-month period ended June 30, 2004 is presented as if the acquisition of Weida PRC had taken place on January 1, 2003 and, combines (i) the historical results of Weida for the six-month period ended June 30, 2004 and (ii) the historical results of Weida PRC for the six-month period ended June 30, 2004.  The unaudited pro forma statement of operations for the year ended December 31, 2003 is presented as if the acquisition of Weida PRC had taken place on January 1, 2003 and combines (i) the historical results of Weida for the period from May 16, 2003 (date of inception) to December 31, 2003 and (ii) the historical results of Weida PRC for the year ended December 31, 2003.

The unaudited pro forma combined financial statements are based on estimates and assumptions.  These estimates and assumptions are preliminary and have been made solely for purposes of developing this pro forma combined financial statement.  Unaudited pro forma combined financial statements are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have been achieved if the acquisition of control of, and a majority profit-sharing interest in Weida PRC had been consummated as of the beginning of the period indicated, nor are they necessarily indicative of future results of operations.  The pro forma combined financial statements do not give effect to any cost savings or restructuring and integration costs that may result from the integration of Weida’s and Weida PRC’s businesses. Costs related to restructuring and integration have not yet been determined.

Weida Communications, Inc.

Pro Forma Combined Statement of Operations

For the twelve months ended December 31, 2003

	Weida *	Weida PRC	Pro Forma Adjustments	Pro Forma Combined Weida
	US$	US$		US$
Revenues:
Sales of equipment	—	121,774	—	121,774
Satellite bandwidth revenue	—	36,360	—	36,360
Total revenue	—	158,134		158,134
				—
Cost of revenue	—	1,308,903	—	1,308,903
	—	(1,150,769)		(1,150,769)
Selling, general and administrative expenses	1,180,702	777,653	—	1,958,355

Loss from operations	(1,180,702)	(1,928,422)		(3,109,124)
Interest expense	—	(222,713)	—	(222,713)
Interest income	31,908	6,981	—	38,889

Net loss	(1,148,794)	(2,144,154)		(3,292,948)

* Weida commenced operations on May 16th 2003.

Weida Communications, Inc.

Pro Forma Combined Balance Sheet

As at June 30, 2004

	Weida	Weida PRC	Pro Forma Adjustments		Pro Forma Combined Weida
	US$	US$			US$
Assets
Current assets:
Cash in bank	1,617,845	54,009	—		1,671,854
Accounts receivable	80,968	18,090	—		99,058
Due from related party	438,640	—	(438,640	)(vii)	0
Inventories	—	757,596	—		757,596
Advances to suppliers	—	13,920	—		13,920
Prepaid expenses and deposits	173,750	210,105	—		383,855
Total current assets	2,311,203	1,053,720			2,926,283

Deposit for purchase of property, plant and equipment	—	393,950			393,950
Property, plant and equipment, net	18,121	1,553,665	—		1,571,786
Note receivable	2,200,000	—	—		2,200,000
Goodwill	—	—	24,115,226	(a)(i)-(vi)	24,115,226
Deferred acquisition costs	5,704,004	—	(5,704,004	)(a)(v)	—
Deferred expenses - non-current portion	62,500	—			62,500
Other assets	3,880	—			3,880

Total Assets	10,299,708	3,001,335			31,273,625

Liabilities and stockholders’ equity
Current liabilities:
Bank loans	—	2,416,451	—		2,416,451
Short term loan	—	24,165	—		24,165
Accounts payable	1,518,803	942,961	—		2,461,764
Accrued expenses and other payables	—	158,100	15,805,153	(a)(i)(ii)	15,963,253
Amounts due to shareholders	—	178,083	—		178,083
Amount due to SCL Ventures, Ltd.	—	438,640	(438,640	)(vii)	—
Amounts due to other related parties	756,386	1,248,339	—		2,004,725

Total current liabilities	2,275,189	5,406,739			23,048,441

Non—current liabilities
Long term loan	270,000	—	—		270,000

Total Liabilities	2,545,189	5,406,739			23,318,441

Minority interests	—	—	(1,804,053	)(a)(vi)	—
			1,804,053	(a)(vi)
Stockholders’ equity
Capital stocks and paid in capital	10,784,913	2,416,451	(2,416,451	)(a)(iv)	10,985,578
			2,004,718	(a)(iii)
			(1,804,053	)(a)(vi)
Deficit	(3,030,394)	(4,821,855)	4,821,855	(a)(iv)	(3,030,394)

Total stockholders’ equity	7,754,519	(2,405,404)			7,955,184

Total liabilities and stockholders’ equity	10,299,708	3,001,335			31,273,625

Weida Communications, Inc.

Pro Forma Combined Statement of Operations

For the six months ended June 30, 2004

	Weida	Weida PRC	Pro Forma Adjustments	Pro Forma Combined Weida
	US$	US$		US$
Revenues:
Sales of equipment	—	42,030	—	42,030
Satellite bandwidth revenue	—	14,639	—	14,639
Total revenue	—	56,669		56,669

Cost of revenue	—	868,115	—	868,115
		(811,446)		(811,446)
Selling, general and administrative expenses	2,057,313	404,279	—	2,461,592

Loss from operations	(2,057,313)	(1,215,725)		(3,273,038)
Interest expense	—	(116,576)	—	(116,576)
Interest income	49,060	11,788	—	60,848

Net loss	(2,008,253)	(1,320,513)		(3,328,766)

NOTES TO PRO FORMA FINANCIAL INFORMATION

Basis of Pro Forma Presentation

The acquisition of Weida PRC by Weida has been accounted for using the purchase method of accounting.

The financial statements of Weida PRC are stated in RMB. The translations of assets and liabilities as at December 31, 2003 from RMB into USD in the pro forma combined balance sheet have been made at the rate of RMB 8.2874 to USD 1 while the translations of assets and liabilities as at June 30, 2004 from RMB into USD in the pro forma combined balance sheet have been made at the rate of RMB8.2766.  The translations of income and expenses from RMB into USD in the pro forma combined statement of operations for the year ended December 31, 2003 have been made at the rate of RMB8.2874 to USD 1 and RMB 8.2766 to USD 1 for the six-month period ended June 30, 2004.  Such translations should not be construed as representations that RMB amounts could be converted into USD at that rate or any other rate during such period or at any other time.

The value of the Registrant’s shares issued to Weida PRC was based upon the market capitalization of the Registrant, using an average closing price of the Registrant’s common stock two days prior to and two days after May 20, 2003, the date the proposed share exchange was announced. The value used of $0.1230 per share is the market value of $1.09 per share adjusted for all shares issued in connection with the transactions.

Pro Forma Adjustments

(a)                                  Adjustments reflecting the acquisition of Weida PRC by Weida to reflect that upon acquisition:

(i)                                     Weida will provide a cash capital contribution to Weida PRC of  $805,153;

(ii)                                  Weida will make a cash payment of $15,000,000 due to the existing shareholders of Weida PRC;

(iii)                               Weida will transfer to existing shareholders of Weida PRC 16,296,296 shares of Weida common stock valued at $0.1230 per share (an amount based on $1.09 per share, the average closing price of Weida’s common stock two days prior to and two days after May 20, 2003, the date the proposed share exchange was announced, which share price was adjusted (1) first, for the proposed 1-for-4 reverse split of Weida’s common stock prior to the share exchange, and (2) second, for the issuance of approximately 86.1 million additional shares which were issued in the exchange and are assumed to be issued to the Weida PRC shareholders, consisting of approximately 69.8 million shares issued to Weida shareholders, and approximately 16.3 million shares assumed to be issued to the Weida PRC shareholders), or $2,004,718 in the aggregate. The determination of the share price used in recording the transaction is for accounting purposes only. It is not the value ($6.25) used for determining the fixed amount of shares to be issued in the acquisition of Weida PRC by Weida or the value of the Registrant’s shares to be received by shareholders of Weida in connection with the merger;

(iv)                              Weida PRC’s equity accounts will be eliminated;

(v)                                 deferred acquisition costs will be reclassified to goodwill;

(vi)                              a minority interest in (receivable from) Weida PRC will be eliminated; and

(vii)                           intercompany balances will be eliminated.

The foregoing adjustments, including, without limitation, the allocation of purchase price to goodwill, are subject to change pending a final analysis of the fair values of the assets acquired and liabilities assumed by Weida. Some of the goodwill amount will be allocated to licenses with definite or indefinite life.  The impact of any such changes on future results of operations and reported assets and liabilities could be material.

Additional Equity

Weida is in the process of raising additional equity, in connection with the acquisition of Weida PRC, to satisfy the $15,000,000 due to Weida PRC’s shareholders, which is payable upon the completion of the conditions to the formation of the Weida EJV and the Weida EJV having been formed and having a valid business license showing SCL’s 25% equity ownership.