Form 10-K/A
period 2004-06-30
WEIDA COMMUNICATIONS, INC.
filed 2004-10-27
CIK 855581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Weida Communications, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “Original Report”) for the sole purpose of (A) amending and restating (i) Part II, Item 6 to include disclosure regarding loss per share for the periods being presented, which was inadvertently omitted from the Original Report, and to more accurately describe the periods being presented, and (ii) Part II, Item 7 to include discussion and analysis of loss per share for the periods being presented, which was inadvertently omitted from the Original Report, and (B) to change the date as of which the Company will report its operating results on a consolidated basis with Weida PRC.  Except for the information set forth in this Amendment No. 1, no other information included in the Company’s Original Report is hereby updated or amended.

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

The following selected financial data for the Company and Weida PRC should be read in conjunction with our financial statements, the notes thereto, and Item 7, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” appearing elsewhere in this report. The selected statements of operations data for the Company for the six months ended June 30, 2004, for the period from May 16, 2003 to June 30, 2003 (unaudited) and for the period from May 16, 2003 to December 31, 2003, and the selected balance sheet data for the Company as of June 30, 2004 and December 31, 2003, are derived from our audited and unaudited financial statements included elsewhere in this report. The selected statements of operations data for Weida PRC for the six months ended June 30, 2004 and June 30, 2003 (unaudited) and for the years ended December 31, 2003 and 2002 and the period from April 2, 2001 to December 31, 2001, and the selected balance sheet data for Weida PRC as of June 30, 2004, June 30, 2003 (unaudited) and December 31, 2003, 2002 and 2001 are derived from Weida PRC’s audited and unaudited financial statements included elsewhere in this report.

Weida Communications, Inc.

Statement of Operations Data

	Six Months Ended June 30, 2004	Period From May 16, 2003 (date of inception) to June 30, 2003	Period From May 16, 2003 (date of inception) to December 31, 2003
	US$	US$	US$

Operating expenses	(1,930,660)	(137,469)	(1,180,702)
Interest income	49,060	—	31,908
Net loss	(1,881,600)	(137,469)	(1,148,794)
Loss per share	(0.03)	(0.00)	(0.02)

Balance Sheet Data

	As of June 30, 2004	As of December 31, 2003
	US$	US$

Working capital	36,014	(1,504,079)
Cash and cash-equivalents	1,617,845	—
Property, plant and equipment, net	18,121	—
Total assets	10,299,708	6,929,966
Total liabilities	2,545,189	1,535,987
Accumulated deficit	(3,030,394)	(1,148,794)
Stockholders’ equity	7,754,519	5,393,979

Guangzhou Weida Communications Technology Co., Ltd.

Statement of Operations Data

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	US$ (1)	RMB	RMB

Revenue	56,669	469,023	712,108
Cost of revenue	(868,115)	(7,185,044)	(3,764,539)
Operating loss	(1,215,725)	(10,062,075)	(5,941,052)
Net loss	(1,320,513)	(10,929,367)	(6,646,195)

(1)     Convenience translation into United States dollars, based on an exchange rate of 8.2766 RMB to the dollar.

	January 1, 2003 to December 31, 2003		January 1, 2002 to December 31, 2002	April 2, 2001 to December 31, 2001
	US$ (1)	RMB	RMB	RMB

Revenue	158,134	1,310,517	537,427	448,718
Cost of revenue	(1,308,903)	(10,847,406)	(2,821,249)	(576,878)
Operating loss	(1,928,422)	(15,981,601)	(6,562,306)	(2,319,933)
Net loss	(2,144,154)	(17,769,459)	(7,939,835)	(3,269,912)

(1)     Convenience translation into United States dollars, based on an exchange rate of 8.2874 RMB to the dollar.

Balance Sheet Data

	As of June 30, 2004	As of June 30, 2004	As of June 30, 2003
	US$ (1)	RMB	RMB

Working capital	(4,353,019)	(36,028,192)	(13,574,078)
Cash and cash-equivalents	54,009	447,009	1,974,918
Property, plant and equipment, net	1,553,665	12,859,052	15,918,136
Total assets	3,001,335	24,840,830	55,243,571
Bank debt	2,416,451	20,000,000	40,000,000
Total liabilities	5,406,739	44,749,403	52,899,513
Stockholders’ (deficiency) equity	(2,405,404)	(19,908,573)	2,344,058

(1)     Convenience translation into United States dollars, based on an exchange rate of 8.2766 RMB to the dollar.

	As of December 31,		As of December 31,
	2003		2002	2001
	US$ (1)	RMB	RMB	RMB

Working capital	(4,416,609)	(36,602,206)	(218,038)	9,465,397
Cash and cash-equivalents	65,443	542,352	721,096	5,892,872
Property, plant and equipment, net	1,728,286	14,323,000	9,208,291	1,554,599
Total assets	4,524,369	37,495,261	33,347,945	43,678,767
Bank debt	4,826,604	40,000,000	20,000,000	25,000,000
Total liabilities	5,583,713	46,274,467	24,357,692	26,748,679
Stockholders’ (deficiency) equity	(1,059,344)	(8,779,206)	8,990,253	16,930,088

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

Loss Per Share

Loss per share increased to 0.03 cents per share for the six months ended June 30, 2004 compared with 0.02 cents per share for the period from May 16, 2003 (date of inception) to December 31, 2003 due to an increase in operating expenses resulting from the expected one-time costs associated with the negotiation and execution of the share exchange agreement and share exchange between the Company and SCL.  Included in these expenses are legal fees, accounting fees, and consultant fees paid to certain parties in relation to funding activities.  These expenses also reflect numerous due diligence trips to China for certain executives of SCL as well as their advisors.

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

Guangzhou Weida Communications Technology Co., Ltd.

Revenue and Costs of Revenue

Weida PRC, in which we recently acquired a 51% profit-sharing interest and control, and therefore will report its operating results on a consolidated basis with our own with effect from August 26, 2004, currently receives revenue from two sources, equipment sales and from satellite bandwidth provision agreements. The following tables set forth the revenues in these categories and costs of revenues for each of the 6 months ended June 30, 2004 and June 30, 2003 (unaudited), and for the 12 months ended December 31, 2003, the 12 months ended December 31, 2002 and for the period from April 2, 2001 through December 31, 2001:

	January 1, 2004 to June 30, 2004		January 1, 2003 to June 30, 2003 (Unaudited)
	USD (1)	RMB	RMB

Revenue:
Sales of equipment	42,030	347,863	591,112
Satellite bandwidth revenue	14,639	121,160	120,996
Total revenue	56,669	469,023	712,108

Cost of revenue	(868,115)	(7,185,044)	(3,764,539)

(1)     Convenience translation into United States dollars, based on an exchange rate of 8.2766 RMB to the dollar.

	January 1, 2003 to December 31, 2003		January 1, 2002 to December 31, 2002	April 2, 2001 to December 31, 2001
	US$ (1)	RMB	RMB	RMB

Revenue:
Sales of equipment	121,744	1,009,189	418,803	448,718
Satellite bandwidth revenue	36,360	301,328	118,624	—
Total revenue	158,134	1,310,517	537,427	448,718

Cost of revenue	(1,308,903)	(10,847,406)	(2,821,249)	(576,878)

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

	January 1, 2004 to June 30, 2004		January 1, 2003 to June 30, 2003 (Unaudited)
	USD (1)	RMB	RMB

Operating expenses	(404,279)	(3,346,054)	(2,888,621)

(1)          Convenience translation into United States dollars, based on an exchange rate of 8.2766 RMB to the dollar.

	January 1, 2003 to December 31, 2003		January 1, 2002 to December 31, 2002	April 2, 2001 to December 31, 2001
	US$ (1)	RMB	RMB	RMB

Operating expenses	(777,653)	(6,444,712)	(4,278,484)	(2,191,773)

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

Contractual Obligations

As of June 30, 2004, our future contractual cash obligations are as follows:

Contractual Obligations (1)	Payments due by period
	Total	2004	2005 – 2006	2007 – 2008	2009 and thereafter
Long-Term Obligations (2)	270,000	0	0	270,000	0
Total	270,000	0	0	270,000	0

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIDA COMMUNICATIONS, INC.
(the Registrant)

	By:	/s/ Mitchell Sepaniak
Mitchell Sepaniak, President

Dated: October 27, 2004

Pursuant to the requirements of the Securities Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Mitchell Sepaniak	President, Chief Executive Officer,	October 27, 2004
Mitchell Sepaniak		Chairman of the Board and Director
(Principal Executive Officer)

/s/	Joseph Zumwalt	Senior Vice President, Chief Financial	October 27, 2004
Joseph Zumwalt		Officer and Secretary
(Principal Financial and Accounting Officer)

/s/	Tilmon Holloway	Director	October 27, 2004
Tilmon Holloway

/s/	Carl Lanzisera	Director	October 27, 2004
Carl Lanzisera

/s/	Joseph Theismann	Director	October 27, 2004
Joseph Theismann

/s/	Shitotomo Yamauchi	Director	October 27, 2004
Shitotomo Yamauchi

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.