Form 10-Q
period 2004-09-30
WEIDA COMMUNICATIONS, INC.
filed 2004-11-22
CIK 855581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

Commission File Number 1-10366

WEIDA COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-2582847
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

515 East Las Olas Boulevard, Suite 1350, Fort Lauderdale, Florida	33301
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 12, 2004, the registrant had 74,195,497 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1—Consolidated Financial Statements

Weida Communications, Inc. and Subsidiary

Consolidated Balance Sheets

At September 30, 2004 and June 30, 2004

	September 30 2004	June 30 2004
	(Unaudited)
ASSETS

Current Assets:
Cash & cash equivalent	$412,390	$1,617,845
Accounts receivable	108,693	—
Interest receivable	114,987	80,968
Related party receivable	1,340,488	438,640
Inventories	774,732	—
Advances to suppliers	—	—
Prepaid expenses - current	415,958	173,750
Total current assets	3,167,248	2,311,203

Deposit for purchase of property, plant, and equipment	—	—

Property, Plant, & Equipment:	1,908,098	18,121

Other Assets:
Notes receivable	2,200,000	2,200,000
Deferred acquisition costs	6,212,254	5,704,004
Prepaid expense - noncurrent portion	50,000	62,500
Other assets	3,880	3,880
Total Other Assets	8,466,134	7,970,384

Total Assets	$13,541,480	$10,299,708

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,295,179	$1,360,703
Accrued expenses	235,102	158,100
Amounts due to shareholders	238,840	—
Amounts due to related parties	2,132,354	756,386
Short term borrowing	24,165	—
Bank loan	2,416,451	—
Total Current Liabilities	7,342,091	2,275,189

Long term loan	270,000	270,000
Total Liabilities	7,612,091	2,545,189

Common stock, $0 par value, 100,000,000 shares authorized, 72,334,486 issued and outstanding at June 30, 2004 and September 30, 2004, respectively	723,095	9,408,958
Common stock to be issued	1,375,955	1,375,955
Additional paid-in capital	13,638,548	—
Accumulated deficit	(9,808,209)	(3,030,394)
Total shareholders’ equity	5,929,389	7,754,519

Total Liabilities and Shareholders’ Equity	$13,541,480	$10,299,708

See accompanying notes to unaudited consolidated financial statements.

Weida Communications, Inc. and Subsidiary

Consolidated Statement of Operations

For The Three Months Ended September 30, 2004 and September 30, 2003

	September 30 2004	September 30 2003
	(Unaudited)	(Unaudited)
Revenue
Sales of VSAT equipment	$19,910	$—
Transponder utilization revenue	109,542	—
	129,452	—
Costs and expenses
Cost of goods sold	(127,459)	—
Selling, general, and administrative costs	1,715,678	(53,909)
	1,588,219	(53,909)

Operating (loss)	(1,458,767)	(53,909)

Other income and (expenses)
Interest Expense	(15,776)	—
Interest Income	45	12,763
	(15,731)	12,763

Net (loss) before provision for income taxes	(1,474,498)	(41,146)

Provision for income taxes	—	—

Net (loss)	$(1,474,498)	$(41,146)

Basic and diluted net loss per common share	$(0.02)
Weighted average shares outstanding	72,334,486

See accompanying notes to unaudited consolidated financial statements.

Weida Communications, Inc. and Subsidiary

Statement of Cash Flows

For The Three Months Ended September 30, 2004 and September 30, 2003

	September 30 2004	September 30 2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,474,498)	$(118,325)
Adjustments to reconcile earnings to net cash provided by operating activities:
(Increase) Decrease in operating assets:
Accounts receivable	(9,635)	—
Interest receivable	(114,987)	(31,908)
Inventories	(17,136)	—
Advances to suppliers	13,920	—
Prepaid expenses - current	(32,103)	—
Deferred acquisition costs	(508,250)	(827,969)
Prepaid expenses - noncurrent	12,500	—

Increase (Decrease) in operating liabilities:
Accounts payable	(166,585)	—
Accrued expenses	77,002	—
Net cash provided (used) by operating activities	(2,219,772)	(978,202)

Cash flows from investing activities
Property, plant, and equipment deposits	393,950	—
Additions to property, plant, and equipment	(336,312)	—
Net cash provided (used) in investing activities	57,638	—

Cash flows from financing activities
Stock sales	2,536,234	351,196
Related party receivable	(1,740,488)	—
Amounts due to shareholders	60,757	—
Amounts due to related parties	127,629	—
Sales of Founders Shares	—	689,630
Net cash provided (used) by financing activities	984,132	1,040,826

Net increase (decrease) in cash	(1,178,002)	62,624

Cash - beginning of period	1,671,854	—
Cash - end of period	$439,843	$—

See accompanying notes to unaudited consolidated financial statements.

WEIDA COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

1. ORGANIZATION AND NATURE OF THE BUSINESS

Weida  provides products and services for satellite-based communications networks in the People’s Republic of China (“PRC” or “China”) through a series of contractual arrangements which give us control of and a 51% profit-sharing interest in Guangzhou Weida Communications Technology Co., Ltd. (a/k/a Weida Communications Technology Company Limited), a communications service company organized under the laws of the PRC and wholly-owned by PRC citizens (“Weida PRC”). We conduct our business in China solely through certain contractual arrangements among our affiliates, Weida PRC and the shareholders of Weida PRC. Although we do not have an equity interest in Weida PRC, we control and enjoy the economic benefits of Weida PRC through such contractual arrangements.

Weida PRC is a wholly privately-owned company established in 2001 in response to the Chinese government allowing an individual company to obtain a 100% private, non-governmental and non-military, VSAT satellite license. VSAT (Very Small Aperture Terminal) is a relatively small satellite antenna used by corporations and governments for satellite based point-to-multipoint data communications, such as financial transactions, Internet services, multimedia and television. VSAT offers a number of advantages over terrestrial alternatives for businesses and homes.

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

Subsequent to September 30, 2004, SCL completed a series of contractual arrangements resulting in its acquisition of effective management control and a 51% profit-sharing interest in Weida PRC.

2.                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation - The consolidated financial statements include the financial statements of Weida Communication Inc. and its subsidiary.

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

Inventories - Inventories, which primarily consist of VSAT equipment, are stated at the lower of cost market value.  Cost is determined by the first-in, first-out method.

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

Revenue recognition - Revenue from the satellite bandwidth provision agreement is recognized on a straight line basis over the period of the agreements.  The excess of amounts received or receivable from customers over the revenue recognized is included in accrued expenses and other payables account.

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

3.                   NOTE RECEIVABLE WITH RELATED PARTY

On August 1, 2003, SCL signed a promissory note receivable with Glendora, Ltd. (“Glendora”), a British Virgin Islands corporation, in the amount of $2.2 million. Glendora has certain shareholders that are also shareholders of SCL and the Company. Borrowings under the note receivable bear interest at the London Interbank Offered Rate plus 200 basis points (effective rate of 4.17% at September 30, 2004), with interest and principal due five years from the date of the note. Glendora has granted a general security interest in and to all of its tangible and intangible property and assets of any kind as collateral for the note receivable. The carrying amount of this note receivable approximates its fair value.

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

5.                   NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. For periods in which a net loss has been incurred, the calculation of diluted net loss per share excludes potential common stock equivalents, as their effect is anti-dilutive. Potential common stock includes incremental shares of common stock issuable upon the exercise of 2,370,000 outstanding stock warrants as of September 30, 2004.

6.                   COMMITMENTS AND CONTINGENCIES

(i)  An employee of SCL has asserted claims for unpaid salary in the amount of $0.5 million and 3.3 million shares of Weida’s common stock based on an asserted employment agreement between him and SCL, and has indicated through his counsel that if terminated he will also assert a claim for severance in the additional amount of $0.75 million. The Company’s management believes the Company has meritorious defenses to the claims, including that the employee in question did not perform the services contemplated by the alleged agreement. A portion of the employee’s alleged unpaid salary had been and continues to be included in the Company’s consolidated financial statements as account payable.

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

Litigation proceedings with respect to the plaintiff’s claims have commenced. The proceedings are at an early stage, and therefore there can be no assurance as to the outcome of such proceedings. Any adverse decision in such proceedings could adversely affect the financial condition of the Company.

(iii)  The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s financial position, liquidity, or results of operations.

7.                   RELATED PARTY TRANSACTIONS

(i)  On December 3, 2003, the Company entered into a consulting agreement with Carl Lanzisera, the former president and current member of the Company’s board of directors. The agreement provides for Mr. Lanzisera to assist the Company in structuring, operating and growing the Company’s business. The agreement is for a term ending on December 31, 2004 and provides for cash payments aggregating $100,000 and the issuance of 25,000 restricted shares of the Company’s common stock. The shares were issued in June 2004 at the market value of $5.5 per share. The total consideration under the agreement amounted to $237,500, of which $118,750 has been recognized as expense in the consolidated statements of operations during the three months ended September 30, 2004.

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

In addition, on September 3, 2004, Mr. Giordano, together with one of Mr. Giordano’s family limited partnerships, has granted a credit facility amounting to $5 million to fund the Company’s future operations. This credit facility is unsecured, bears interest equal to the London Interbank Offered Rate plus 200 basis points, has no equity component, and terminates on October 31, 2005.

8.                   RECENT ACQUISITIONS

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

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. In addition to historical information contained herein, this discussion and analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “plans,” “future,” “may,” “should,” “predicts,” “potential,” “continue,” “expects,” “intends,” “believes,” and similar expressions.  These statements are based on the current expectations of the management of the Company only, and are subject to a number of risk factors and uncertainties, including but not limited to the need for equity financing in order to consummate the acquisition of a legal ownership interest in Weida PRC, limited operating history, the Company’s historical and likely future losses, uncertain regulatory landscape in the People's Republic of China, fluctuations in quarterly operating results, the Company's reliance on the provision of VSAT-based communications services for the majority of its revenues, changes in technology and market requirements, decline in demand for the Company's products, inability to timely develop and introduce new technologies, products and applications, difficulties or delays in absorbing and integrating acquired operations, products, technologies and personnel, loss of market share, and pressure on pricing resulting from competition, which could cause the actual results or performance of the Company to differ materially from those described therein. We undertake no obligation to update these forward- looking statements. For a more detailed description of the risk factors and uncertainties affecting the Company, refer to the Company's reports filed from time to time with the Securities and Exchange Commission, including the information about risk factors provided in Item 1, "Business," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Overview

We are a United States-managed company that is participating in the fast-growing China telecommunications market through control of and a 51% profit-sharing interest, and our planned 51% combined equity ownership and profit-sharing interest, in the only wholly privately-owned company in China holding licenses for bi-directional VSAT communications (the only other privately-owned company recently holding a license was merged into a joint government venture in January 2004). Weida PRC’s satellite operations in China provide ground-based equipment and related services to support government and corporate applications, including broadband Internet access, remote meter monitoring, and mission-critical data backup systems.  We were organized as the successor to several other businesses of our original founder. On May 20, 2003, we and three shareholders owning an aggregate of approximately 67% of our outstanding common stock (prior to giving effect to a one-for-four reverse stock split that took effect on June 11, 2004) entered into a share exchange agreement with SCL and certain of its shareholders. Upon satisfaction of the terms and conditions of the share exchange agreement, as amended, the closing of the share exchange was consummated on June 11, 2004, at which time SCL became our wholly-owned subsidiary and the shareholders of SCL were issued shares representing approximately 96.5% of our outstanding shares. The share exchange with SCL has been accounted for similar to a reverse acquisition in which SCL is the acquirer for accounting purposes. Upon completion of the share exchange, we changed our name from Laser Recording Systems, Inc. to Weida Communications, Inc.

Our principal executive offices are located at 515 East Las Olas Boulevard, Suite 1350, Fort Lauderdale, Florida 33301. Our telephone number is (954) 527-7750. Our Internet address is http://www.weida.com.

Results of Operations

On April 29, 2003, SCL entered into a master agreement with Weida PRC, as more fully described elsewhere in this report. Weida PRC is currently our only source of revenue, and our operations prior to September 2004 have been limited to activities to complete the transaction with Weida PRC.  Management does not believe a period to period analysis of change in revenue, costs of goods sold and other expenses is relevant to an understanding of the Company's results of operations at this time. For the three months ended September 30, 2004, we incurred total operating expenses of $1,588,219.00 and deferred acquisition costs of $5,704,004.00.

Professional, General and Administrative Expenses

Operating expenses totaled $1,588,219.00 for the three months ended September 30, 2004. These expenses reflect the expected one time costs of building our infrastructure in order to fulfill certain contracts and prospective contracts. Included in these expenses are legal fees, accounting fees, and consultant fees paid to certain parties in relation to funding activities. These expenses also reflect numerous due diligence trips to China for certain executives of the Company as well as their advisors.

Liquidity and Capital Resources

As shown in the consolidated financial statements, at September 30, 2004 we had additional paid-in capital of approximately $13.63 million and an accumulated deficit of approximately $9.808 million. Since SCL’s formation in May 2003, we have funded all of our operating expenses and deficit from the net proceeds of private placements of our shares and warrants to private investors and, to a lesser extent, from shareholder loans.

At September 30, 2004, we had total consolidated assets of approximately $14.38 million. Included in total assets is a promissory note issued by Glendora Management Ltd. (“Glendora”), a British Virgin Islands corporation, to SCL in the amount of $2.2 million. Certain of Glendora’s shareholders are also shareholders of the Company. Borrowings under the note bear interest at the London Interbank Offered Rate plus 200 basis points (effective rate of 4.17% at September 30, 2004), with interest and principal due five years from the date of the note. Glendora has granted to SCL a security interest in and to certain of its property and assets as collateral for repayment of the note. The carrying amount of this note receivable approximates its fair value.

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

Effective as of September 3, 2004, a credit facility for up to $5 million has been made available to us by Anthony Giordano, a Company shareholder, together with one of Mr. Giordano’s family limited partnerships, to fund the Company’s future operations. This credit facility is unsecured, bears interest on any funds advanced at a rate equal to the London Interbank Offered Rate plus 200 basis points, has no equity component, and terminates on October 31, 2005. For additional disclosure concerning Mr. Giordano, see Item 12, “Security Ownership of Certain Beneficial Owners and Management–Matters concerning a beneficial shareholder” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

For provisions or accruals related to litigations, we make provisions based on information from legal counsel and the best estimation of management. As discussed in Note 7 to the consolidated financial statements of the Company, we are involved in various legal proceedings and contingencies, and we have not yet recorded a liability in relation to an asserted claim by a former employee of SCL. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5 Accounting for Contingencies, SFAS No. 5 requires a liability to be recorded based on our estimate of the probable costs of the resolution of the contingency. The actual resolution of this contingency may differ from our estimates. If the contingency were settled for an amount greater than our estimate, a future charge to income would result. Likewise, if the contingency were settled for an amount that is less than our estimate, a future credit to income would result.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 had no impact on the financial statements as the Company did not have any financial instruments with characteristics of both liabilities and equity during the period ended September 30, 2004.

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

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”).  FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics.  A variable interest entity (“VIE”) is defined as (a)

an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply.  The Company did not have any ownership in any variable interest entities as of June 30, 2004 or September 30, 2004.

Contractual Obligations

As of September 30, 2004, our future contractual cash obligations are as follows:

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 4—Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

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

We have made no changes during the first quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Information required for Part II, Item 1 is set forth in Note 6 of the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

We are subject to various claims that arise in the ordinary course of business. In the opinion of our board, the amount of any ultimate liability with respect to these claims will not materially affect our financial position, liquidity or results of operations.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2004, we issued (i) to investors in a private placement transaction 969,424 shares of our common stock at a price of $3.00 per share and warrants to purchase an additional 484,724 shares of our common stock at an exercise price of $2.75 per share and (ii) to advisors 372,322 shares of our common stock in connection with the private placement transaction.   The shares and warrant shares were issued under common individual purchase agreements and advisory agreements. The warrants carry a three and one-half year term from the time such warrants are exercisable. Our common stock and warrants issued to investors and advisors were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

ITEM 3—Defaults upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to Vote of Security Holders

Not applicable.

ITEM 5—Other Information

Not applicable.

ITEM 6—Exhibits

(a)                   Exhibits:

31.1            Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2            Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1            Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weida Communications, Inc.

Dated: November 22, 2004	By:	/s/ Mitchell Sepaniak
Mitchell Sepaniak
President and Chief Executive Officer

Dated: November 22, 2004	By:	/s/ Joseph Zumwalt
Joseph Zumwalt
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).