Form 10-Q/A
period 2004-09-30
WEIDA COMMUNICATIONS, INC.
filed 2005-03-22
CIK 855581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Weida Communications, Inc. is filing this Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2004 (A) because the original Quarterly Report on Form 10-Q filed on November 22, 2004 (the “Original Report”) was not reviewed by an independent auditor prior to filing, and (B) to restate its condensed consolidated financial statements for the fiscal quarter ended September 30, 2004 to reflect certain adjustments, identified after the Original Report had been filed, as a result of such review.

Included herein are restated unaudited condensed consolidated balance sheets at September 30, 2004 and June 30, 2004 and restated unaudited condensed consolidated statements of operations and statements of cash flows for the three months ended September 30, 2004 and 2003. These restated condensed consolidated financial statements (the “March 2005 Restatement”) contain all adjustments necessary to present fairly the consolidated financial position of Weida Communications, Inc. and its Subsidiary at September 30, 2004 and June 30, 2004 and the results of its consolidated operations and consolidated cash flows for the three months ended September 30, 2004 and 2003.

For more information on the effect of the March 2005 Restatement for the period presented, see Note 10 to the condensed consolidated financial statements of the Company.  Changes also have been made to the following items in this Quarterly Report on Form 10-Q/A as a result of the March 2005 Restatement:

•                  Item 1, Condensed Consolidated Financial Statements has been revised to reflect the March 2005 Restatement;

•                  Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the March 2005 Restatement; and

•                  Item 3, Quantitative and Qualitative Disclosure about Market Risk has been updated.

Except for the matters discussed in this Explanatory Note and certain additional revisions to Management’s Discussion and Analysis of Financial Condition and Results of Operations, no attempt has been made in this Quarterly Report on Form 10-Q/A to modify or update disclosures presented in the Original Report. This Quarterly Report on Form 10-Q/A generally does not reflect events occurring after the Original Report or modify or update those disclosures affected by subsequent events.

i

ii

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

Weida Communications, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

At September 30, 2004 and June 30, 2004

	September 30 2004	June 30 2004
	(Unaudited) As restated
ASSETS
Current Assets:
Cash	$412,390	$1,617,845
Accounts receivable, net	108,693	—
Interest receivable	114,987	80,968
Related party receivable	0	438,640
Inventories	1,618,732	—
Prepaid expenses – current	415,958	173,750
Total Current Assets	2,670,760	2,311,203
Property, Plant, & Equipment:	2,404,586	18,121
Other Assets:
Notes receivable	2,200,000	2,200,000
Goodwill	8,623,544	0
Deferred acquisition costs	0	5,704,004
Prepaid expenses – non-current portion	30,625	62,500
Other assets	3,880	3,880
Total Other Assets	10,858,049	7,970,384
Total Assets	$15,933,395	$10,299,708
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,286,378	$1,360,703
Accrued expenses	164,445	158,100
Deferred revenue	70,657	—
Amounts due to shareholders	238,840	—
Amounts due to related parties	2,132,354	756,386
Short term borrowing	24,165	—
Bank loan	2,416,451	—
Total Current Liabilities	7,333,290	2,275,189
Long term loan	270,000	270,000
Total Liabilities	7,603,290	2,545,189
Common stock, $0 par value, 100,000,000 shares authorized, 72,334,486 issued and outstanding at June 30, 2004 and September 30, 2004, respectively	9,471,459	9,408,958
Common stock to be issued	5,243,653	1,375,955
Accumulated deficit	(6,385,007)	(3,030,394)
Total shareholders’ equity	8,330,105	7,754,519
Total Liabilities and Shareholders’ Equity	$15,933,395	$10,299,708

See accompanying notes to unaudited condensed consolidated financial statements.

Weida Communications, Inc. and Subsidiary

Condensed Consolidated Statement of Operations

For The Three Months Ended September 30, 2004 and September 30, 2003

	September 30 2004	September 30 2003
	(Unaudited) As restated	(Unaudited)
Revenue
Sales of VSAT equipment	$19,910	$—
Transponder utilization revenue	607	—
	20,517	—
Costs and expenses
Cost of goods sold	(121,468)	—
Selling, general, and administrative costs	(3,275,548)	(53,909)
	(3,397,016)	(53,909)
Operating loss	(3,376,499)	(53,909)
Other income (expenses)
Interest Expense	(12,156)	—
Interest Income	34,042	12,763
	21,886	12,763
Net loss before provision for income taxes	(3,354,613)	(41,146)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(3,354,613)	$(41,146)
Basic and diluted net loss per common share	$(0.05)	$(0.00)
Weighted average shares outstanding	72,334,486	68,962,975

See accompanying notes to unaudited condensed consolidated financial statements.

Weida Communications, Inc. and Subsidiary

Condensed Consolidated Statement of Cash Flows

For The Three Months Ended September 30, 2004 and September 30, 2003

	September 30 2004	September 30 2003
	(Unaudited) As restated	(Unaudited)
Cash flows from operating activities
Net loss	$(3,354,613)	$(41,146)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	15,037	—
Non-cash compensation	1,276,481	—
(Increase) Decrease in operating assets, net of the effect of acquisition subsidiaries:
Accounts receivable, net	(95,615)	—
Interest receivable	(34,019)	(12,763)
Inventories	(896,781)	—
Prepaid expenses	26,608	—
Related party receivables	(400,000)

Accounts payable	12,467	450,000
Related party payables	121,204
Accrued expenses	110,595	—
Net cash (used in) provided by operating activities	(3,218,636)	396,091
Cash flows from investing activities
Acquisition of subsidiary	37,368
Deferred acquisition cost	(65,844)	(1,124,155)
Additions to property, plant, and equipment	(496,487)	—
Net cash used in investing activities	(524,963)	(1,124,155)
Cash flows from financing activities
Stock sales	2,536,234	—
Amounts due to shareholders	1,910	—
Shareholders’ contribution	—	38,434
Sales of Founders Shares	—	689,630
Cash provided by financing activities	2,538,144	728,064
Net decrease in cash	(1,205,455)	—
Cash - beginning of period	1,617,845	—
Cash - end of period	$412,390	$—

See accompanying notes to unaudited condensed consolidated financial statements.

WEIDA COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

1. ORGANIZATION AND NATURE OF THE BUSINESS

Weida Communications, Inc (“Weida” or the “Company”) provides products and services for satellite-based communications networks in the People’s Republic of China (“PRC” or “China”) through a series of contractual arrangements which give it control of and a 51% profit-sharing interest in Guangzhou Weida Communications Technology Co., Ltd. (a/k/a Weida Communications Technology Company Limited), a communications service company organized under the laws of the PRC and wholly-owned by PRC citizens (“Weida PRC”). The Company conducts its business in China solely through certain contractual arrangements among its affiliates, Weida PRC and the shareholders of Weida PRC. Although the Company does not have an equity interest in Weida PRC, it controls and enjoys the economic benefits of Weida PRC through such contractual arrangements.

Weida PRC is a wholly privately owned company established in 2001 in response to the Chinese government allowing an individual company to obtain a 100% private, non-governmental and non-military, VSAT satellite license. VSAT (Very Small Aperture Terminal) is a relatively small satellite antenna used by corporations and governments for satellite based point-to-multipoint data communications, such as financial transactions, Internet services, multimedia and television. VSAT offers a number of advantages over terrestrial alternatives for businesses and homes.

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

The Company’s wholly-owned subsidiary, SCL Ventures, Ltd., a company organized under the laws of the British Virgin Islands (“SCL”), was formed in May 2003 for the purpose of engaging in the telecommunications business in China and entered into a master agreement with Weida PRC which was ratified and approved by the board of directors of SCL in May 2003.

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, SCL entered into a series of contractual arrangements subsequent to June 30, 2004, resulting in it obtaining control of, and a 51% profit-sharing interest in, Weida PRC since August 27, 2004. In particular, SCL entered into a trust agreement (the “Trust Agreement”) with Weida PRC and the existing shareholders of Weida PRC (the “Existing Shareholders”) and pursuant to which, the Existing Shareholders hold 51% of the shares of Weida PRC in trust for the benefit of SCL. Also, as part of the consideration for the acquisition of the equity interest in Weida PRC, the Company is to issue 16,296,296 shares to the Existing Shareholders and to pay $15,805,135 to the Existing Shareholders. However, the issuance of the shares will not be due until certain conditions have been met, and the payment of cash will not be due until certain other conditions have been met. As of September 30, 2004, these conditions had not been met and as a result, such share and cash considerations have not been accrued and have not been included in the calculation of goodwill in the accompanying condensed consolidated financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting - The unaudited condensed consolidated financial statements for the three months ended September 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the condensed consolidated financial statements, during the period ended September 30, 2004, the Company incurred net losses of $3,354,613 and, as of that date, the Company’s current liabilities exceeded its current assets by $4,662,530.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.  Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources such as the credit facility available to the Company (see Note 8 to the condensed consolidated financial statements).

Principle of consolidation - The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. The Company consolidates companies in which it has a controlling interest of over 50%. All significant intercompany accounts, transactions and cash flows have been eliminated on consolidation.

Use of estimates - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all information and notes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included.  The results for the three months ended September 30, 2004 are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q/A should be read in conjunction with Management’s Discussion and Analysis and the condensed consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004.

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

Long-lived assets - The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the carrying amounts of long-lived assets are not recoverable, impairment is recognized for the amount by which the carrying amounts of the assets exceed their fair values.  No impairment loss was recorded for the period presented.

Income taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Revenue recognition - Revenue from the satellite bandwidth provision agreement is recognized on a straight-line basis over the period of the agreements.  The excess of amounts received or receivable from customers over the revenue recognized is included in deferred revenue account.

Sales of VSAT equipment are recorded when the equipment is delivered, title has passed to the customers and the Company has no further obligations to provide services related to the operation of such equipment.

Foreign currency translation – All transactions in currencies other than functional currencies during the period are translated at the exchange rate prevailing on the respective transactions. Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than functional currencies are translated at the exchange rates existing on that date. Exchange differences are recorded in the condensed consolidated statement of operations. The Company and its subsidiaries have adopted the United States dollar (“USD”) and the Renminbi (“RMB”) as their functional currencies, respectively. The financial statements of all subsidiaries with functional currencies other than USD are translated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”. All assets and liabilities are translated at the rates of exchange ruling at the balance sheet date and all income and expenses are translated at the average rates of exchange over the period. All exchange differences arising from the translation of subsidiaries’ financial statements are recorded as a component of comprehensive income.

Goodwill – The excess of the purchase price over the fair value of net assets acquired is recorded on the condensed consolidated balance sheet as goodwill. Goodwill will not be amortized but will be tested for impairment at the reporting unit level on at least an annual basis. The evaluation of goodwill for impairment involves two steps: (1) the identification of potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill and (2) the measurement of the amount of goodwill loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill and recognizing a loss by the excess of the latter over the former. For future impairment tests, the Company will measure fair value based either on internal models or independent valuations. As of September 30, 2004, the goodwill of $8,506,060 is subject to change pending a final analysis of the fair values of the assets acquired and liabilities assumed by the Company. Some of the goodwill amount will be allocated to licenses with definite or indefinite lives. The impact of any such changes on future results of operations and reported assets and liabilities could be material.

Fair value of financial instruments - The carrying amounts of cash, amounts due to other related parties, short term borrowing and bank loan approximate their fair values due to the short-term maturity of these instruments.

Recently issued accounting pronouncements - In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting that requires abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred on or after July 1, 2005. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3.  NOTE RECEIVABLE FROM RELATED PARTY

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

4.    INCOME TAXES

The Company is located in a jurisdiction where it has no actual operations and such jurisdiction does not impose income taxes. As such, no provision for income taxes for the Company has been provided.

The income tax rate applicable to enterprises in the People’s Republic of China (the “PRC”) is generally 33%. However, preferential tax treatment of a wholly owned subsidiary of the Company in the PRC has been agreed with the relevant tax authorities. The subsidiary is entitled to a one year exemption from income tax commencing 2003.

5.   NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. For periods in which a net loss has been incurred, the calculation of diluted net loss per share excludes potential common stock equivalents, as their effect is anti-dilutive. Potential common stock includes incremental shares of common stock issuable upon the exercise of 2,370,048 outstanding stock warrants as of September 30, 2004.

6.   BANK LOAN

The bank loan outstanding as of September 30, 2004 of $2,416,451 bears interest at 5.84% per annum and is due on May 13, 2005.  The loan is guaranteed by related parties.

7.  COMMITMENTS AND CONTINGENCIES

(i)  An employee of SCL has asserted claims for unpaid salary in the amount of $0.5 million and 3.3 million shares of Weida’s common stock based on an asserted employment agreement between him and SCL, and has indicated through his counsel that if terminated he will also assert a claim for severance in the additional amount of $0.75 million. The Company’s management believes the Company has meritorious defenses to the claims, including that the employee in question did not perform the services contemplated by the alleged agreement. A portion of the employee’s alleged unpaid salary had been and continues to be included in the Company’s condensed consolidated financial statements as accounts payable.

SCL has commenced legal proceedings against the employee for breach of contract and declaratory relief and has given him notice of termination of employment. The employee has moved to compel arbitration of the matter.  The employee’s motion has been granted, but no decision has been made as to whether to appeal that decision.  Arbitration proceedings with respect to the employee’s claims are probable. There can be no assurance as to the outcome of the current litigation or any arbitration proceedings.  Any adverse decision in such proceedings could adversely affect the financial condition of the Company.

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

8.   RELATED PARTY TRANSACTIONS

(i) On December 3, 2003, the Company entered into a consulting agreement with Carl Lanzisera, the former president and current member of the Company’s board of directors. The agreement provides for Mr. Lanzisera to assist the Company in structuring, operating and growing the Company’s business. The agreement is for a term ending on December 31, 2004 and provides for cash payments aggregating $100,000 and the issuance of 25,000 restricted shares of the Company’s common stock. The shares were issued in June 2004 at the market value of $5.5 per share. The total consideration under the agreement amounted to $237,500.

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

(iii) Certain shareholders contributed capital to fund the Company’s operations through to December 31, 2003. In 2004, a founding shareholder of the Company contributed $600,000 capital and loaned $270,000 to the Company to fund its operations. The shareholder has indicated it will not demand the repayment of $270,000 prior to July 2006.

In addition, on September 3, 2004, Mr. Giordano, together with one of Mr. Giordano’s family limited partnerships, has granted a credit facility amounting to $5 million to fund the Company’s future operations. This credit facility is unsecured, bears interest equal to the London Interbank Offered Rate plus 200 basis points, has no equity component, and terminates on October 31, 2005.

9.   RECENT ACQUISITIONS

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

As part of the contractual arrangements, when the conversion of Weida PRC into a Sino-foreign Equity Joint Venture (the “Weida EJV”) is approved by the PRC authorities, SCL’s profit-sharing interest will be reduced to 26% so as to maintain its effective 51% majority interest.

10.  RESTATEMENT

Subsequent to the filing on November 22, 2004 of the Company’s unaudited condensed consolidated financial statements contained in the Quarterly Report on Form 10-Q for the three months ended September 30, 2004 with the Securities and Exchange Commission (the “Original Report”), the Company determined that such unaudited condensed consolidation financial statements did not properly consolidate the Company’s acquisitions as disclosed in Note 9. Accordingly, the Original Report has been restated to correct these errors.

Below is a comparison of restated summarized quarterly financial data and summarized quarterly financial data as previously reported.

	September 30 2004	September 30 2004
	(Unaudited)	(Unaudited)
	As restated	As reported
Related party receivable	$0	$1,340,488
Inventories	1,618,732	774,732
Property, plant, & equipment	2,404,586	1,908,098
Goodwill	8,623,544	0
Deferred acquisition costs	0	6,212,254
Prepaid expenses – non-current portion	30,625	50,000
Accounts payable	2,286,378	2,295,179
Accrued expenses	164,445	235,102
Deferred revenue	70,657	0
Common stock	9,471,459	723,095
Common stock to be issued	5,243,653	1,375,955
Additional paid-in capital	0	13,638,548
Accumulated deficit	(6,385,007)	(9,080,209)
Total shareholders’ equity	8,330,105	5,929,389

Revenue
Transponder utilization revenue	$607	$109,542
Costs and expenses
Cost of goods sold	(121,468)	(127,459)
Selling, general, and administrative costs	(3,275,548)	1,715,678
Operating loss	(3,376,499)	(1,458,767)
Interest expense	(12,156)	(15,776)
Interest income	34,042	45
Net loss and comprehensive loss	(3,354,613)	(1,474,498)
Basic and diluted net loss per common share	$(0.05)	$(0.02)
Weighted average shares outstanding	72,334,486	72,334,486

Net cash used in operating activities	$(3,218,636)	$(2,219,772)

Net cash (used in) provided by investing activities	(524,963)	57,638

Net cash provided by financing activities	2,538,144	984,132

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information contained herein, this discussion and analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “plans,” “future,” “may,” “should,” “predicts,” “potential,” “continue,” “expects,” “intends,” “believes,” and similar expressions.  These statements are based on the current expectations of the management of the Company only, and are subject to a number of risk factors and uncertainties, including but not limited to the need for equity financing in order to consummate the acquisition of a legal ownership interest in Weida PRC, limited operating history, the Company’s historical and likely future losses, uncertain regulatory landscape in the People’s Republic of China, fluctuations in quarterly operating results, the Company’s reliance on the provision of VSAT-based communications services for the majority of its revenues, changes in technology and market requirements, decline in demand for the Company’s products, inability to timely develop and introduce new technologies, products and applications, difficulties or delays in absorbing and integrating acquired operations, products, technologies and personnel, loss of market share, and pressure on pricing resulting from competition, which could cause the actual results or performance of the Company to differ materially from those described therein. We undertake no obligation to update these forward- looking statements. For a more detailed description of the risk factors and uncertainties affecting the Company, refer to the Company’s reports filed from time to time with the Securities and Exchange Commission, including the information about risk factors provided in Item 1, “Business,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Restatement

Subsequent to the filing on November 22, 2004 of our original Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 with the Securities and Exchange Commission (the “Original Report”), it was determined that the Original Report should have been reviewed by an independent auditor prior to filing. Such review was subsequently completed after the Original Report had been filed. In the ordinary course of such review, certain adjustments were identified. Therefore, management of the Company determined that it would restate its unaudited condensed consolidated balance sheet at September 30, 2004 and its unaudited condensed consolidated statements of operations and statements of cash flows for the three months ended September 30, 2004. The following management’s discussion and analysis of financial condition and results of operations takes into account the effects of the restatement.

Overview

We are a company organized under the laws of, and with our executive offices in, the United States, and managed by United States citizens and residents, that is participating in the fast-growing China telecommunications market through control of and a 51% profit-sharing interest, and our planned 51% combined equity ownership and profit-sharing interest, in the only wholly privately-owned company in China holding licenses for bi-directional VSAT communications (the only other privately-owned company recently holding a license was merged into a joint government venture in January 2004). Weida PRC’s satellite operations in China provide ground-based equipment and related services to support government and corporate applications, including broadband Internet access, remote meter monitoring, and mission-critical data backup systems.  On May 20, 2003, we and three shareholders owning an aggregate of approximately 67% of our outstanding common stock (prior to giving effect to a one-for-four reverse stock split that took effect on June 11, 2004) entered into a share exchange agreement with SCL and certain of its shareholders. Upon satisfaction of the terms and conditions of the share exchange agreement, as amended, the closing of the share exchange was consummated on June 11, 2004, at which time SCL became our wholly-owned subsidiary and the shareholders of SCL were issued shares representing approximately 96.5% of our outstanding shares. The share exchange with SCL has been accounted for similar to a reverse acquisition in which SCL is the acquirer for accounting purposes. Upon completion of the share exchange, we changed our name from Laser Recording Systems, Inc. to Weida Communications, Inc.

Our principal executive offices are located at 515 East Las Olas Boulevard, Suite 1350, Fort Lauderdale, Florida 33301. Our telephone number is (954) 527-7750. Our Internet address is http://www.weida.com.

Results of Operations

On April 29, 2003, SCL entered into a master agreement with Weida PRC, as more fully described elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Weida PRC is currently our only source of revenue, and our operations prior to September 2004 have been limited to activities to complete the transaction with Weida PRC.  Consequently, management does not believe a period to period analysis of change in revenue, costs of goods sold and other expenses is relevant to an understanding of the

Company’s results of operations for periods through September 30, 2004. For the three months ended September 30, 2004, we incurred total operating expenses of $3,275,548.

Selling, General and Administrative Expenses

Operating expenses totaled $3,275,548 for the three months ended September 30, 2004. These expenses reflect the expected one time costs of building our infrastructure in order to fulfill certain contracts and prospective contracts. Included in these expenses are legal fees, accounting fees, and consultant fees paid. These expenses also reflect numerous due diligence trips to China for certain executives of the Company as well as their advisors.

Liquidity and Capital Resources

As shown in the condensed consolidated financial statements, at September 30, 2004 we had consolidated negative working capital of approximately $4.66 million and an accumulated deficit of approximately $6.39 million. Since SCL’s formation in May 2003, we have funded all of our operating expenses and deficit from the net proceeds of private placements of our shares and warrants to private investors and, to a lesser extent, from shareholder loans.

At September 30, 2004, we had total consolidated assets of approximately $15.93 million. Included in total assets is a promissory note issued by Glendora Management Ltd. (“Glendora”), a British Virgin Islands corporation, to SCL in the amount of $2.2 million. Certain of Glendora’s shareholders are also shareholders of the Company. Borrowings under the note bear interest at the London Interbank Offered Rate plus 200 basis points (effective rate of 4.17% at September 30, 2004), with interest and principal due five years from the date of the note. Glendora has granted to SCL a security interest in and to certain of its property and assets as collateral for repayment of the note. The carrying amount of this note receivable approximates its fair value.

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

Certain Risks Associated with Our Company and its Common Stock that May Impact our Future Liquidity and Capital Structure

Potentially dilutive business combination transactions.

From time to time our management has, and may continue to, consider possible acquisition or business combination transactions with other parties, including enterprises engaged in, or seeking to engage in telecommunications or related technologies and services in the PRC. Such potential business combination parties may be privately owned or publicly traded entities, and may be located in the PRC, elsewhere in Asia, in the United States, or in another jurisdiction.  In view of our limited operating history, our lack of substantial revenues to date, our substantial operating losses, and, in particular, the highly limited public “float”, otherwise limited liquidity and thin trading volume of our shares and the prospect of substantial numbers of shares becoming freely tradeable within the next six to nine months (which risks are described in greater detail below), if we were to consummate a business combination transaction with a third party, there is a substantial likelihood that the terms of such combination transaction will not fully reflect the current market price of our Common Stock, and will in fact be at a substantial discount to such market price.

Sales of large amounts of our common stock in the public market could depress the market price of our common stock and impair the ability to raise capital through offerings of equity securities.

None of the shares of our common stock issued to SCL’s shareholders in the June 2004 share exchange were, and none of the shares of our common stock sold and issuable to investors and advisors in recent private placement transactions or which may be issued to the former OIHL shareholders will be, registered under the Securities Act. Accordingly, most of our shareholders will not be able to sell their shares unless they are later registered or covered by an available exemption such as Rule 144. As a result of these restrictions, the market for our common stock has remained “thin” for some time, with trading in the shares limited to less than 1 million shares (excluding shares subject to a one-year lockup) out of almost 75 million shares outstanding.  We may determine to register the shares of one or more other holders of common stock, at any time or from time to time. If holders of our common stock sell substantial numbers of shares in the public markets, the price of our common stock may fall, making it more difficult to raise capital.

Under Rule 144, each of the holders of the 69,809,480 shares issued to SCL’s shareholders in the exchange will be eligible to sell up to 1% of our outstanding common stock every three months commencing June 11, 2005, and each of the holders of shares of our common stock sold to investors and advisors in recent private placement transactions or to the former OIHL shareholders will be eligible to sell up to 1% of our outstanding common stock every three months commencing 12 months after those shares are issued (subject in each case to the restrictions on volume, manner of sale and other conditions of Rule 144). SCL shareholders who received shares of our common stock in the exchange and who are not “affiliates” of the Company will be able to sell all of their shares of common stock commencing June 11, 2006.  Recent investors and advisors in private placement transactions and the former OIHL shareholders who are not “affiliates” of the Company will be able to sell all of their shares of common stock commencing 24 months after those shares are issued.  The sale or prospective sale of these shares could impede the ability to raise capital for some time to come.

Critical accounting policies

The preparation of our condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements of the Company.

Accruals and Provisions for Loss Contingencies

We make provisions for all loss contingencies when information available to us prior to the issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements and the amount of loss can be reasonably estimated.

For provisions or accruals related to litigations, we make provisions based on information from legal counsel and the best estimation of management. As discussed in Note 7 to the condensed consolidated financial statements of the Company, we are involved in various legal proceedings and contingencies, and we have recorded a liability in relation to an asserted claim by a former employee of SCL. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5 Accounting for Contingencies, SFAS No. 5 requires a liability to be recorded based on our estimate of the probable costs of the resolution of the contingency. The actual resolution of this contingency may differ from our estimates. If the contingency were settled for an amount greater than our estimate, a future charge to income would result. Likewise, if the contingency were settled for an amount that is less than our estimate, a future credit to income would result.

Allowance for Bad and Doubtful Accounts

The Company maintains allowances for its bad and doubtful accounts for estimated losses resulting from the inability of its customers or note receivable debtor to make required payments. If the financial condition of its customers or note receivable debtor changed, changes to these allowances may be required, which would impact the Company’s future operating results.

Long-lived Assets

The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company assesses the recoverability of the carrying value of long-lived assets, other than goodwill and purchased intangible assets with indefinite useful lives, by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group.  The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group.  If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value.  The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals.  The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long-term growth rate.

The Company’s assessments of impairment of long-lived assets, and its periodic review of the remaining useful lives of its long-lived assets are an integral part of the Company’s ongoing strategic review of its business and operations. Therefore, future changes in the Company’s operations could impact the projected future operating results that are inherent in the Company’s estimates of fair value, resulting in impairments in the future.  Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting that requires abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred on or after July 1, 2005. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Contractual Obligations

As of September 30, 2004, our future contractual cash obligations are as follows:

	Payments due by period
Contractual Obligations (1)	Total	2005	2006 – 2007	2008 – 2009	2010 and thereafter
Operating Leases	4,749,783	1,398,904	2,596,046	754,833	0
Long-Term Obligations (2)	270,000	0	270,000	0	0
Total	5,019,783	1,398,904	2,866,046	754,833	0

(1) We do not have any purchase obligations other than standard purchase orders in the ordinary course of business. We do not have any capital lease obligations.

(2) Our long-term obligations are primarily comprised a long-term loan from a shareholder.  The shareholder has agreed that he will not seek repayment prior to July 2006. This loan is a non-interest bearing note.  Although there is no commitment that the loan will be repaid in 2007-2008, our board of directors believes the loan will be repaid during such time.

Contingent Consideration

In connection with our acquisition of control of and a 51% profit-sharing interest in Weida PRC, we will be required to issue 16,296,296 shares of the Company’s common stock and to pay approximately $15.8 million as follows:

•                  $805,153 in cash to the Weida PRC shareholders, which payment shall also be deemed to satisfy our obligation to contribute a capital contribution to the Weida EJV (which payment has been deposited and is reserved for payment); and

•                  $15,000,000, payable in cash to the former shareholders of OIHL.

The issuance of the shares is only required to be made upon the consummation of a service and support agreement, execution and delivery of all of the other agreements described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and satisfaction of certain due diligence requests of SCL, as more fully described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Not all of these conditions had been satisfied as of September 30, 2004 or as of the date of this Quarterly Report on Form 10-Q/A. The payments of cash are required to be made only if the conditions to the formation of the Weida EJV discussed in the Form 10-K for the fiscal year ended June 30, 2004 have been completed and the Weida EJV has been formed and has a valid business license showing SCL’s 25% equity ownership.  Such contingent consideration have not been recorded as a liability or included in determining the cost of the acquired entities.

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

Our interest income is sensitive to changes in interest rates. Note receivable of $2,200,000 as of September 30, 2004 is subject to interest rate changes as it bears interest at the London Interbank Offered Rate plus 200 basis points. As such, interest income will fluctuate with changes in interest rates.

ITEM 4—Controls and Procedures

The Company is required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) that are designed to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

At the time the original Quarterly Report on Form 10-Q for the period ended September 30, 2004 was prepared and filed, the Company’s management, with the participation of our principal executive officer and principal financial officer, had evaluated the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2004. Based on this evaluation, the management had originally concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

In conjunction with the Company’s decision to restate its condensed consolidated financial statements for the period ended September 30, 2004, the Company identified a material weakness in its internal control over financial reporting (as defined in Public Company Accounting Oversight Board, Auditing Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected) and, as a result thereof, reevaluated its disclosure controls and procedures over the consolidation of the Company’s acquisition and concluded that these controls were not effective. The Company is taking steps to identify, rectify and prevent the recurrence of the circumstances that resulted in the determination to restate the condensed consolidated financial statements for the period ended September 30, 2004. As part of this undertaking, the Company intends to incorporate additional levels of review of the processes and supporting documentation, including but not limited to those for the consolidation process. The Company believes these enhancements to its systems of internal control over financial reporting and disclosure controls and procedures will be adequate to provide reasonable assurance that the control objectives will be met.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

(a)  An employee of SCL has asserted claims for unpaid salary in the amount of $0.5 million and 3.3 million shares of Weida’s common stock based on an asserted employment agreement between him and SCL, and has indicated through his counsel that if terminated he will also assert a claim for severance in the additional amount of $0.75 million. The Company’s management believes the Company has meritorious defenses to the claims, including that the employee in question did not perform the services contemplated by the alleged agreement. A portion of the employee’s alleged unpaid salary had been and continues to be included in the Company’s condensed consolidated financial statements as accounts payable.

SCL has commenced legal proceedings against the employee for breach of contract and declaratory relief and has given him notice of termination of employment. The employee has moved to compel arbitration of the matter. The employee’s motion has been granted, but no decision has been made as to whether to appeal that decision.  Arbitration proceedings with respect to the employee’s claims are probable. There can be no assurance as to the outcome of the current litigation or any arbitration proceedings. Any adverse decision in such proceedings could adversely affect the financial condition of the Company.

(b)  A shareholder and former chief financial officer of Teleflex Technologies, Inc. (“Teleflex”), a currently inactive privately-held company which had attempted to pursue joint venture opportunities in the PRC in late 2001 and in 2002, and of which Mitchell Sepaniak, the president, chief executive officer and a shareholder of the Company, was also a chief executive officer, commencing early 2003, has recently asserted claims in New York State court against SCL, Teleflex and Mr. Sepaniak. The plaintiff’s petition alleges failure on the part of Mr. Sepaniak and Teleflex to comply with corporate formalities such as holding annual meetings and also alleges corporate waste, and is seeking various relief, including allowing shareholders to inspect the books and records, including balance sheets and profit and loss earnings statements. The former chief financial officer has also asserted claims against SCL, Teleflex and Mr. Sepaniak for unpaid salary and compensation.

Litigation proceedings with respect to the plaintiff’s claims have commenced. The proceedings are at an early stage, and therefore there can be no assurance as to the outcome of such proceedings. Any adverse decision in such proceedings could adversely affect the financial condition of the Company.

(c)  The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s financial position, liquidity, or results of operations.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

(a)   During the period from June 11, 2004 to June 30, 2004, the Company received a total gross proceeds of $1,375,955 in connection with the sale of 458,332 shares of common stock and warrants to purchase an additional 229,173 shares of common stock to be issued to existing and new investors. The warrants carry a three and one-half year term from the time such warrants are exercisable. The Company is also obligated to issue 80,000 shares of common stock to advisors, which have been accounted for as financing costs, in connection with this private placement. As of September 30, 2004, the Company had not issued these shares and warrants.  These shares are to be issued in the second quarter.  The shares and warrant shares were sold under common individual purchase agreements and advisory agreements. Our common stock and warrants to be issued to investors and advisors were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

(b)  During the three months ended September 30, 2004, we sold (i) to investors 908,757 shares of Weida common stock in a private placement transaction at a price of $3.00 per share and warrants to purchase an additional 454,391 shares of our common stock at an exercise price of $2.75 per share and (ii) to advisors 292,322 shares of our common stock in connection with the private placement transaction.   These shares are to be issued in the second quarter. The shares and warrant shares were sold under common individual purchase agreements and advisory agreements. The warrants carry a three and one-half year term from the time such warrants are exercisable. Our common stock and warrants to be issued to investors and advisors were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

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

Weida Communications, Inc.

Dated: March 22, 2005	By:	/s/ Mitchell Sepaniak
Mitchell Sepaniak
President and Chief Executive Officer

Dated: March 22, 2005	By:	/s/ Joseph Zumwalt
Joseph Zumwalt
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).