Form 10-Q
period 2004-12-31
WEIDA COMMUNICATIONS, INC.
filed 2005-04-07
CIK 855581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2004

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

As of April 4, 2005, the registrant had 75,842,073 shares of common stock outstanding.

ii

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

Weida Communications, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

At December 31, 2004 and June 30, 2004

	December 31, 2004	June 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,342,993	$1,617,845
Accounts receivable, net	59,613	—
Interest receivable	158,950	80,968
Related party receivable	—	438,640
Inventories	1,573,831	—
Prepaid expenses – current	218,968	173,750
Total Current Assets	4,354,355	2,311,203

Property, Plant, & Equipment	2,092,277	18,121

Other Assets:
Notes receivable	2,200,000	2,200,000
Goodwill	9,059,413	—
Deferred acquisition costs	—	5,704,004
Prepaid expenses – non-current portion	24,000	62,500
Other assets	3,880	3,880
Total Other Assets	11,287,293	7,970,384
Total Assets	$17,733,925	$10,299,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,448,416	$1,360,703
Accrued expenses	102,223	158,100
Amounts due to shareholders	200,582	—
Amounts due to related parties	1,941,553	756,386
Short term borrowing	31,892	—
Bank loan	2,416,451	—
Total Current Liabilities	6,141,117	2,275,189
Long term loan	270,000	270,000
Total Liabilities	6,411,117	2,545,189
Common stock, $0 par value, 100,000,000 shares authorized, 74,195,497 and 72,334,486 issued and outstanding at December 31, 2004 and June 30, 2004, respectively	15,100,385	9,408,958
Common stock to be issued	4,478,666	1,375,955
Accumulated deficit	(8,256,243)	(3,030,394)
Total shareholders’ equity	11,322,808	7,754,519
Total Liabilities and Shareholders’ Equity	$17,733,925	$10,299,708

See accompanying notes to unaudited condensed consolidated financial statements.

Weida Communications, Inc. and Subsidiary

Condensed Consolidated Statement of Operations

(Unaudited)

For The Three and Six Months Ended December 31, 2004 and December 31, 2003

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenue
Sales of VSAT equipment	$81,881	$—	$101,791	$—
Transponder utilization revenue	92,437	—	93,044	—
	174,318	—	194,835	—
Costs and expenses
Cost of sales	(345,898)	—	(467,366)	—
Selling, general, and administrative costs	(1,707,280)	(989,324)	(4,982,828)	(1,043,233)
	(2,053,178)	(989,324)	(5,450,194)	(1,043,233)

Operating loss	(1,878,860)	(989,324)	(5,255,359)	(1,043,233)

Other income (expenses)
Interest expense	(36,339)	—	(48,495)	—
Interest income	43,963	19,145	78,005	(31,908)
	7,624	19,145	29,510	(31,908)

Net loss before provision for income taxes	(1,871,236)	(970,179)	(5,225,849)	(1,011,325)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(1,871,236)	$(970,179)	$(5,225,849)	$(1,011,325)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.07)	$(0.01)
Weighted average shares outstanding	73,843,981	68,962,975	73,089,233	68,962,975

See accompanying notes to unaudited condensed consolidated financial statements.

Weida Communications, Inc. and Subsidiary

Condensed Consolidated Statement of Cash Flows

(Unaudited)

For The Six Months Ended December 31, 2004 and December 31, 2003

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities
Net loss	$(5,225,849)	$(1,011,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	327,346	—
Non-cash compensation	1,988,011	—
(Increase) Decrease in operating assets, net of the effect of subsidiaries acquired:
Accounts receivable, net	(46,535)	—
Interest receivable	(77,982)	(31,908)
Inventories	(851,880)	—
Prepaid expenses	230,223	—

Accounts payable	(667,395)	621,927
Accruals and other payables	(109,727)	—
Deferred revenue	(70,657)	—
Net cash used in operating activities	(4,504,445)	(421,306)

Cash flows from investing activities
Acquisition of subsidiaries	37,368	—
Deferred acquisition cost	(619,197)	(671,376)
Additions to property, plant, and equipment	(496,487)	—
Changes in amounts due from related parties	(400,000)	—
Net cash used in investing activities	(1,478,316)	(671,376)

Cash flows from financing activities
Stock sales	6,806,127	—
Changes in amounts due to shareholders	(36,348)	—
Changes in amounts due to related parties	(69,597)	51,856
Proceeds from short term borrowing	7,727	—
Capital contribution by shareholders	—	1,040,826
Cash provided by financing activities	6,707,909	1,092,682

Net decrease in cash	725,148	—

Cash - beginning of period	1,617,845	—
Cash - end of period	$2,342,993	$—

See accompanying notes to unaudited condensed consolidated financial statements.

WEIDA COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      ORGANIZATION AND NATURE OF THE BUSINESS

Weida Communications, Inc., formerly Laser Recording Systems, Inc. (“Weida” or the “Company”), provides products and services for satellite-based communications networks in the People’s Republic of China (“PRC” or “China”) through a series of contractual arrangements which give it control of and a 51% profit-sharing interest in Guangzhou Weida Communications Technology Co., Ltd. (a/k/a Weida Communications Technology Company Limited), a communications service company organized under the laws of the PRC and wholly-owned by PRC citizens (“Weida PRC”). The Company conducts its business in China solely through certain contractual arrangements among its affiliates, Weida PRC and the shareholders of Weida PRC. Although the Company does not have an equity interest in Weida PRC, it controls and enjoys the economic benefits of Weida PRC through such contractual arrangements.

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

The Share Exchange Transaction

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, the Company entered into a share exchange agreement (the “Exchange Agreement”) with SCL Ventures, Ltd. (“SCL”) on May 20, 2003. The Exchange Agreement set forth the terms and conditions of the exchange by the SCL shareholders of their shares of capital stock, representing all of the issued and outstanding shares of capital stock of SCL in exchange for the issuance by the Company to the shareholders of SCL of 69,809,480 shares of common stock, representing approximately 96.5% of the then issued and outstanding shares of the Company.  The share exchange with SCL (the “Exchange”) was consummated on June 11, 2004.  The Company then changed its name to Weida Communications, Inc. and changed its fiscal year end from January 31 to June 30.

The share exchange transaction was accounted for as a reverse acquisition in which SCL is the accounting acquirer and the Company is the legal acquirer. Since the transaction was accounted for as a reverse acquisition and not a business combination, no goodwill has been recorded in connection with the transaction and such excess of purchase price over net assets acquired (goodwill) and the costs incurred in connection with the transaction have been accounted for as an expense.

As a result of the Exchange (i) the historical financial statements of the Company for periods prior to the Exchange are those of SCL; (ii) all references to the financial statements of the Company apply to the historical financial statements of SCL prior to the Exchange and the consolidated financial statements of the Company and its subsidiaries subsequent to the Exchange; and (iii) all references to the Company apply to SCL prior to the Exchange, and Weida Communications, Inc. and its subsidiaries subsequent to the Exchange.

Acquisition

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, SCL entered into a series of contractual arrangements subsequent to June 30, 2004, resulting in it obtaining control of, and a 51% profit-sharing interest in, Weida PRC since August 27, 2004. In particular, SCL entered into a trust agreement (the “Trust Agreement”) with Weida PRC and the existing shareholders of Weida PRC (the “Existing Shareholders”) and pursuant to which, the Existing Shareholders hold 51% of the shares of Weida PRC in trust for the benefit of SCL. Also, as part of the consideration for the acquisition of the equity interest in Weida PRC, the Company is to issue 16,296,296 shares to the Existing Shareholders and to pay $15,805,135 to the Existing Shareholders. However, the issuance of the shares will not be due until certain conditions have been met, and the payment of cash will not be due until certain other conditions have been met. As of December 31, 2004, these conditions had not been met and as a result, such share and cash considerations have not been accrued and have not been included in the calculation of goodwill in the accompanying condensed consolidated financial statements.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting - The unaudited condensed consolidated financial statements for the three months ended December 31 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the condensed consolidated financial statements, during the period ended December 31, 2004, the Company incurred a net loss of $1,871,236, as compared to the period ended September 30, 2004, when the Company incurred a net loss of $3,354,613 and, as of December 31, 2004, the Company’s current liabilities exceeded its current assets by $1,786,762, as compared to September 30, 2004, when the Company’s current liabilities exceeded its current assets by $4,662,530.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all information and notes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included.  The results for the three months ended December 31, 2004 are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004.

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

Foreign currency translation – All transactions in currencies other than functional currencies during the period are translated at the exchange rate prevailing on the respective transactions. Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than functional currencies are translated at the exchange rates existing on that date. Exchange differences are recorded in the condensed consolidated statement of operations. The functional currency of the Company and its subsidiaries are the United States dollar (“USD”) and the Renminbi (“RMB”), respectively. The financial statements of all subsidiaries with functional currencies other than USD are translated into USD for reporting purposes. All assets and liabilities are translated at the rates of exchange ruling at the balance sheet date and all income and expenses are translated at the average rates of exchange over the period. All exchange differences arising from the translation of subsidiaries’ financial statements are recorded as a component of comprehensive income.

Goodwill – The excess of the purchase price over the fair value of net assets acquired is recorded on the condensed consolidated balance sheet as goodwill. Goodwill will not be amortized but will be tested for impairment at the reporting unit level on at least an annual basis. The evaluation of goodwill for impairment involves two steps: (1) the identification of potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill and (2) the measurement of the amount of goodwill loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill and recognizing a loss by the excess of the latter over the former. For future impairment tests, the Company will measure fair value based either on internal models or independent valuations. As of December 31, 2004, the goodwill of $9,059,413 is subject to change pending a final analysis of the fair values of the assets acquired and liabilities assumed by the Company. Some of the goodwill amount will be allocated to licenses with definite or indefinite lives. The impact of any such changes on future results of operations and reported assets and liabilities could be material.

Fair value of financial instruments - The carrying amounts of cash, short term borrowing and bank loan approximate their fair values due to the short-term maturity of these instruments.  The carrying amounts of the long term loan approximates its fair value due to the variable nature of the interest calculations.

Minority interest - No minority interest balance is presented in the condensed consolidated financial statements because it is an amount receivable from the minority interest as of December 31, 2004. There is no binding agreements nor contractual arrangements in place in which the minority interest is obligated to fund the subsidiaries. Accordingly, no minority interest balance is presented.

Recently issued accounting pronouncements - In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting that requires abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred on or after June 15, 2005. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”.  This statement is a revision to SFAS No. 123 and supercedes APB Opinion No. 25.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions.  Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  In accordance with the standard, the Company will adopt SFAS No. 123R effective July 1, 2005.

Upon adoption, the Company has two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach.  Under the modified-prospective transition method, the Company would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption.  Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required.  Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123.  Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted.  The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested.  As the Company has not exchanged any equity instruments for employee service, nor does it anticipate the exchange of any equity instruments for employee service to be provided, the adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”.  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance.  SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005.  The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have on its financial statements but does not expect it to have a material impact.

3.                                      NOTE RECEIVABLE FROM RELATED PARTY

On August 1, 2003, SCL signed a promissory note receivable with Glendora, Ltd. (“Glendora”), a British Virgin Islands corporation, in the amount of $2.2 million. Glendora has certain shareholders that are also shareholders of SCL and the Company. Borrowings under the note receivable bear interest at the London Interbank Offered Rate plus 200 basis points (effective rate of 4.32% at December 31, 2004), with interest and principal due five years from the date of the note. Glendora has granted a general security interest in and to all of its tangible and intangible property and assets of any kind as collateral for the note receivable. The carrying amount of this note receivable approximates its fair value.

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

The income tax rate applicable to enterprises in the PRC is generally 33%. However, preferential tax treatment of a wholly owned subsidiary of the Company in the PRC has been agreed with the relevant tax authorities. The subsidiary is entitled to a one year exemption from income tax for any profit-making year commencing the calendar year 2003.

5.                                      NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. For periods in which a net loss has been incurred, the calculation of diluted net loss per share excludes potential common stock equivalents, as their effect is anti-dilutive. Potential common stock includes incremental shares of common stock issuable upon the exercise of 3,114,412 outstanding stock warrants as of December 31, 2004.

6.                                      BANK LOAN

The bank loan outstanding as of December 31, 2004 of $2,416,451 bears interest at 5.84% per annum and is due on May 13, 2005.  The loan is guaranteed by related parties.

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

The claim was recently settled by mutual agreement in late March 2005.

(ii)  A shareholder and former chief financial officer of Teleflex Technologies, Inc. (“Teleflex”), a currently inactive privately-held company which had attempted to pursue joint venture opportunities in the PRC in late 2001 and in 2002, and of which Mitchell Sepaniak, the president, chief executive officer and a shareholder of the Company, was also a chief executive officer, commencing early 2003, has recently asserted claims in New York State court against SCL, Teleflex and Mr. Sepaniak. The plaintiff’s petition alleges failure on the part of Mr. Sepaniak and Teleflex to comply with corporate formalities such as holding annual meetings and also alleges corporate waste, and is seeking various relief, including allowing shareholders to inspect the books and records, including balance sheets and earnings statements. The former chief financial officer has also asserted claims against SCL, Teleflex and Mr. Sepaniak for unpaid salary and compensation.

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

8.                                      RELATED PARTY TRANSACTIONS

(i) On December 3, 2003, the Company entered into a consulting agreement with Carl Lanzisera, the former president and current member of the Company’s board of directors. The agreement provides for Mr. Lanzisera to assist the Company in structuring, operating and growing the Company’s business. The agreement is for a term ending on December 31, 2004 and provides for cash payments aggregating $100,000 and the issuance of 25,000 restricted shares of the Company’s common stock. The shares were issued in June 2004 at the market value of $5.5 per share. The total consideration under the agreement amounted to $237,500.  This consulting agreement has expired and will not be renewed.

(ii) SCL has entered into a consulting agreement with Anthony Giordano, a beneficial holder of the Company’s common stock, effective as of April 1, 2004. The agreement provides for Mr. Giordano to assist SCL or the Company as a consultant by evaluating prospective merger, acquisition and financing transactions that are presented to SCL or the Company. The agreement is for a term ending on March 30, 2006, with subsequent one-year extensions unless otherwise terminated. The agreement provides for a one-time initial consulting fee equal to $150,000, which was paid to Mr. Giordano in April 2004. In addition, during the term of the agreement, commencing April 2004, Mr. Giordano will receive a monthly consulting fee, in arrears, in an amount equal to $20,000 plus reimbursement of expenses.

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

The following is a summary of the financial position of Weida PRC as of the date of acquisition:

Current Assets:
Cash	$37,368
Accounts receivable, net	13,078
Inventories	721,951
Prepaid expenses	236,941
Total current assets	1,009,338

Property, plant and equipment	1,905,015

Total Assets	$2,914,353

Current Liabilities:
Accounts payable	$755,108
Accrued expenses	53,850
Deferred revenue	70,657
Amounts due to shareholders	236,930
Amounts due to related parties	2,093,404
Short term borrowing	24,165
Bank loan	2,416,451
Total current liabilities	$5,650,565

Net Liabilities	$(2,736,212)

The following unaudited pro forma consolidated results of operations give effect to the acquisition of Weida PRC as if it occurred as of the beginning of the period:

	Six months ended
	June 30,
	2004	2003
Revenue	$242,274	$72,207
Loss from operations	$(5,485,748)	$(2,252,631)
Net loss	$(5,480,157)	$(2,351,368)
Basic and diluted net loss per common share	$0.07	$0.03

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

Overview

We are a company organized under the laws of, and with our executive offices in, the United States, and managed by United States citizens and residents, that is participating in the fast-growing China telecommunications market through control of and a 51% profit-sharing interest, and our planned 51% combined equity ownership and profit-sharing interest, in the only wholly privately-owned company in China holding licenses for bi-directional VSAT communications (the only other privately-owned company recently holding a license was merged into a joint government venture in January 2004). Weida PRC’s satellite operations in China provide ground-based equipment and related services to support government and corporate applications, including broadband Internet access, remote meter monitoring, and mission-critical data backup systems.  On May 20, 2003, we and three shareholders owning an aggregate of approximately 67% of our outstanding common stock (prior to giving effect to a one-for-four reverse stock split that took effect on June 11, 2004) entered into a share exchange agreement with SCL and certain of its shareholders. Upon satisfaction of the terms and conditions of the share exchange agreement, as amended, the closing of the share exchange was consummated on June 11, 2004, at which time SCL became our wholly-owned subsidiary and the shareholders of SCL were issued shares representing approximately 96.5% of our outstanding shares. The share exchange with SCL has been accounted for as a reverse acquisition in which SCL is the acquirer for accounting purposes. Upon completion of the share exchange, we changed our name from Laser Recording Systems, Inc. to Weida Communications, Inc.

As a result of the Exchange (i) the historical financial statements of the Company for periods prior to the Exchange are those of SCL; (ii) all references to the financial statements of the Company apply to the historical financial statements of SCL prior to the Exchange and the consolidated financial statements of the Company and its subsidiaries subsequent to the Exchange; and (iii) all references to the Company apply to SCL prior to the Exchange, and Weida Communications, Inc. and its subsidiaries subsequent to the Exchange.

Our principal executive offices are located at 515 East Las Olas Boulevard, Suite 1350, Fort Lauderdale, Florida 33301. Our telephone number is (954) 527-7750. Our Internet address is http://www.weida.com.

Results of Operations

On April 29, 2003, SCL entered into a master agreement with Weida PRC, as more fully described elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Weida PRC is currently our only source of revenue, and our operations prior to December 2004 have been limited to activities to complete the transaction with Weida PRC.  Consequently, management does not believe a period to period analysis of change in revenue, costs of goods sold and other expenses is relevant to an understanding of the Company’s results of operations for periods through December 31, 2004. For the three months ended December 31, 2004, we incurred total operating expenses of $1,707,280.

Selling, General and Administrative Expenses

Operating expenses totaled $1,707,280 for the three months ended December 31, 2004. These expenses reflect the expected one time costs of building our infrastructure in order to fulfill certain contracts and prospective contracts. Included in these expenses are legal fees, accounting fees, and consultant fees paid. These expenses also reflect numerous due diligence trips to China for certain executives of the Company as well as their advisors.

Liquidity and Capital Resources

As shown in the condensed consolidated financial statements, at December 31, 2004 we had consolidated negative working capital of approximately $1.79 million and an accumulated deficit of approximately $8.26 million.  Since SCL’s formation in May 2003, we have funded all of our operating expenses and deficit from the net proceeds of private placements of our shares and warrants to private investors and, to a lesser extent, from shareholder loans.

At December 31, 2004, we had total consolidated assets of  $17,733,925. Included in total assets is a promissory note issued by Glendora Management Ltd. (“Glendora”), a British Virgin Islands corporation, to SCL in the amount of $2.2 million. Certain of Glendora’s shareholders are also shareholders of the Company. Borrowings under the note bear interest at the London Interbank Offered Rate plus 200 basis points (effective rate of 4.32% at December 31, 2004), with interest and principal due five years from the date of the note. Glendora has granted to SCL a security interest in and to certain of its property and assets as collateral for repayment of the note. The carrying amount of this note receivable approximates its fair value.

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting that requires abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred on or after June 15, 2005. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”.  This statement is a revision to SFAS No. 123 and supercedes APB Opinion No. 25.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions.  Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  In accordance with the standard, the Company will adopt SFAS No. 123R effective July 1, 2005.

Upon adoption, the Company has two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach.  Under the modified-prospective transition method, the Company would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption.  Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required.  Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123.  Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted.  The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested.  As the Company has not exchanged any equity instruments for employee service, nor does it anticipate the exchange of any equity instruments for employee service to be provided, the adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”.  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance.  SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005.  The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have on its financial statements but does not expect it to have a material impact.

Contractual Obligations

As of December 31, 2004, our future contractual cash obligations are as follows:

	Payments due by period
Contractual Obligations (1)	Total	2005	2006 – 2007	2008 – 2009	2010 and thereafter
Operating Leases	4,386,840	1,363,484	2,592,023	431,333	0
Long-Term Obligations (2)	270,000	0	270,000	0	0
Total	5,019,783	1,398,904	2,866,046	754,833	0

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

Contingent Consideration

In connection with our acquisition of control of and a 51% profit-sharing interest in Weida PRC, we will be required to issue 16,296,296 shares of the Company’s common stock and to pay approximately $15.8 million as follows:

•                  $805,153 in cash to the Weida PRC shareholders, which payment shall also be deemed to satisfy our obligation to make a capital contribution to the Weida EJV (which payment has been deposited and is reserved for payment); and

•                  $15,000,000, payable in cash to the former shareholders of OIHL.

The issuance of the shares is only required to be made upon the consummation of a service and support agreement, execution and delivery of all of the other agreements described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and satisfaction of certain due diligence requests of SCL, as more fully described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Not all of these conditions had been satisfied as of December 31, 2004 or as of the date of this Quarterly Report on Form 10-Q. The payments of cash are required to be made only if the conditions to the formation of the Weida EJV discussed in the Form 10-K for the fiscal year ended June 30, 2004 have been completed and the Weida EJV has been formed and has a valid business license showing SCL’s 25% equity ownership.  Such contingent consideration have not been recorded as a liability or included in determining the cost of the acquired entities.

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

Our interest income is sensitive to changes in interest rates. Note receivable of $2,200,000 as of December 31, 2004 is subject to interest rate changes as it bears interest at the London Interbank Offered Rate plus 200 basis points. As such, interest income will fluctuate with changes in interest rates.

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

In conjunction with the Company’s decision to restate its condensed consolidated financial statements for the period ended September 30, 2004, the Company identified a material weakness in its internal control over financial reporting (as defined in Public Company Accounting Oversight Board, Auditing Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected) and, as a result thereof, reevaluated its disclosure controls and procedures over the consolidation of the Company’s acquisition and concluded that these controls were not effective. In addition, the Company also identified that the Company’s disclosure control and procedures are not effective in view of the delay of its Form 10-Q filing for the period ended December 31, 2004. The Company is taking steps to identify, rectify and prevent the recurrence of the circumstances that resulted in the determination to restate the condensed consolidated financial statements for the period ended September 30, 2004 and the delay in the filing of the Form 10-Q for the period ended December 31, 2004. As part of this undertaking, the Company intends to incorporate additional levels of review of the processes and supporting documentation, including but not limited to those for the consolidation process. The Company believes these enhancements to its systems of internal control over financial reporting and disclosure controls and procedures will be adequate to provide reasonable assurance that the control objectives will be met.

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

The claim was recently settled by mutual agreement in late March 2005.

(b)  A shareholder and former chief financial officer of Teleflex Technologies, Inc. (“Teleflex”), a currently inactive privately-held company which had attempted to pursue joint venture opportunities in the PRC in late 2001 and in 2002, and of which Mitchell Sepaniak, the president, chief executive officer and a shareholder of the Company, was also a chief executive officer, commencing early 2003, has recently asserted claims in New York State court against SCL, Teleflex and Mr. Sepaniak. The plaintiff’s petition alleges failure on the part of Mr. Sepaniak and Teleflex to comply with corporate formalities such as holding annual meetings and also alleges corporate waste, and is seeking various relief, including allowing shareholders to inspect the books and records, including balance sheets and earnings statements. The former chief financial officer has also asserted claims against SCL, Teleflex and Mr. Sepaniak for unpaid salary and compensation.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended December 31, 2004, we sold (i) to investors 1,731,031 shares of Weida common stock in a private placement transaction at a price of $3.00 per share (121,600 shares of which were issued on October 18, 2004 and 1,609,431 shares of which will be issued in the third quarter) and warrants to purchase an additional 865,516 shares of our common stock at an exercise price of $2.75 per share (60,800 of which were issued on October 18, 2004 and 804,716 of which will be issued in the third quarter) and (ii) to advisors 37,145 shares of our common stock in connection with the services provided by these advisors (all of which will be issued in the third quarter).   The shares and warrants were sold under common individual purchase agreements and advisory agreements. The warrants carry a three and one-half year term from the time such warrants are exercisable. Our common stock and warrants were sold and are issuable pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

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

Weida Communications, Inc.

Dated: April 7, 2005	By:	/s/ Mitchell Sepaniak
Mitchell Sepaniak
President and Chief Executive Officer

Dated: April 7, 2005	By:	/s/ Joseph Zumwalt
Joseph Zumwalt
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).