Form 10-Q
period 2005-03-31
WEIDA COMMUNICATIONS, INC.
filed 2005-06-13
CIK 855581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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

As of June 13, 2005 the registrant had 77,042,073 shares of common stock outstanding.

EXPLANATORY NOTE

As reported by Weida Communications, Inc. (the “Company”) in a Current Report on Form 8-K filed on June 8, 2005, the Company’s former independent auditors, Deloitte Touch Tohmatsu, resigned as the Company’s independent auditors on May 31, 2005.  The Company has not yet selected a new independent registered public accounting firm.  Consequently, this Quarterly Report on Form 10-Q was not reviewed by an independent auditor prior to filing.

ii

iii

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

Weida Communications, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

At March 31, 2005 and June 30, 2004

	March 31, 2005	June 30, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,468,112	$1,617,845
Accounts receivable, net	70,783	—
Interest receivable	—	80,968
Advances	15,605	—
Related party receivable	—	438,640
Inventories	1,460,863	—
Prepaid expenses – current	230,164	173,750
Total Current Assets	3,245,527	2,311,203

Property, Plant, & Equipment	1,515,686	18,121

Other Assets:
Notes receivable	2,200,000	2,200,000
Goodwill	9,000,662	—
Deferred acquisition costs	—	5,704,004
Prepaid expenses – non-current portion	—	62,500
Other assets	3,880	3,880
Total Other Assets	11,204,542	7,970,384

Total Assets	$15,965,755	$10,299,708

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Bank loan	$2,416,451	$—
Short term borrowing	32,599	—
Accounts payable	876,616	1,360,703
Accrued expenses and other payables	410,373	158,100
Claim settlement payable – current portion	250,833	—
Amounts due to shareholders	229,994	—
Amounts due to related parties	1,348,339	756,386
Total Current Liabilities	5,565,205	2,275,189

Long term liabilities:
Claim settlement payable – net of current portion	174,167	—
Long term loan	270,000	270,000
Total Liabilities	6,009,372	2,545,189

Shareholders’ equity:
Preferred stock, $0 par value, 10,000,000 shares authorized, none issued at March 31, 2005	—	—
Common stock, $0 par value, 400,000,000 shares authorized, 75,842,073 and 72,334,486 issued and outstanding at March 31, 2005 and June 30, 2004, respectively, 1,225,000 and 538,332 shares to be issued at March 31, 2005 and June 30, 2004, respectively	19,579,051	9,408,958
Common stock to be issued	134,500	1,375,955
Accumulated deficit	(9,757,168)	(3,030,394)
Total shareholders’ equity	9,956,383	7,754,519

Total Liabilities and Shareholders’ Equity	$15,965,755	$10,299,708

See accompanying notes to unaudited condensed consolidated financial statements.

Weida Communications, Inc. and Subsidiary

Condensed Consolidated Statement of Operations

(Unaudited)

For The Three and Nine Months Ended March 31, 2005 and March 31, 2004

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Revenue
Sales of VSAT equipment	$69,758	$—	$171,549	$—
Transponder utilization revenue	34,761	—	127,805	—
	104,519	—	299,354	—
Costs and expenses
Cost of sales	442,839	—	910,205	—
Selling, general, and administrative costs	968,889	682,630	5,951,717	1,725,863
	1,411,728	682,630	6,861,922	1,725,863

Operating loss	(1,307,209)	(682,630)	(6,562,568)	(1,725,863)

Other income (expenses)
Interest expense	(34,821)	—	(83,316)	—
Interest income	(158,895)	19,145	(80,890)	51,053
	(193,716)	19,145	(164,206)	51,053

Net loss	$(1,500,925)	$(663,485)	$(6,726,774)	$(1,674,810)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.09)	$(0.02)

Weighted average shares outstanding	75,274,922	68,962,275	73,817,796	68,962,975

See accompanying notes to unaudited condensed consolidated financial statements.

Weida Communications, Inc. and Subsidiary

Condensed Consolidated Statement of Cash Flows

(Unaudited)

For The Nine Months Ended March 31, 2005 and March 31, 2004

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(6,726,774)	$(1,674,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	407,450	—
Non-cash compensation	2,437,511	—
(Increase) Decrease in operating assets, net of the effect of subsidiaries acquired:
Accounts receivable, net	(73,310)	—
Interest receivable	80,968	(51,053)
Inventories	(738,912)	—
Prepaid expenses	243,027	—
Accounts payable	(1,180,444)	1,515,579
Accruals and other payables	198,423	—
Deferred revenue	(70,657)	—
Net cash used in operating activities	(5,422,718)	(210,284)

Cash flows from investing activities
Acquisition of subsidiaries	37,368	—
Decrease in deposit in escrow	—	58,346
Deferred acquisition costs	(619,197)	(1,416,777)
Additions to property, plant, and equipment	—	(393,950)
Changes in amounts due from related parties	(400,000)	—
Net cash used in investing activities	(981,829)	(1,752,381)

Cash flows from financing activities
Stock sales	6,806,127	869,983
Changes in amounts due to shareholders	(552,811)	51,856
Changes in amounts due to related parties	(6,936)	—
Proceeds from short term borrowing	8,434	—
Capital contribution by shareholders	—	1,040,826
Cash provided by financing activities	6,254,814	1,962,665

Net decrease in cash	(149,733)	—

Cash - beginning of period	1,617,845	—
Cash - end of period	$1,468,112	—

Supplemental cash flow information:
Cash paid during the period for:
Interest	$63,131	$—
Income taxes	—	—

Supplemental schedule of noncash investing activities:
Acquisition of subsidiaries:
Cash acquired	$37,368	—
Fair value of non cash assets acquired	2,876,985	—
Liabilities assumed	(5,591,814)	—
Deferred acquisition cost-reclassified to goodwill	(6,323,201)	—
Goodwill	9,000,662	—
	$—	$—

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

The Company operates through Weida PRC, which has entered into contractual arrangements with our subsidiaries through which we conduct our business activities and will receive substantially all of our revenues in the form of service fees.  If Weida PRC or our other subsidiaries incur debt in the future, the instruments governing the debt may restrict their ability to pay fees or make other payments or distributions to us.  In addition, Chinese law requires that payment of dividends by our subsidiaries that are incorporated in China can only be made out of their net income, if any, determined in accordance with Chinese accounting standards and regulations.  Under Chinese law, those subsidiaries are also required to set aside a portion, up to 10% of their after-tax net income each year to fund certain reserve funds, and these reserves are not distributable as dividends.  Any limitation on the payment of fees by Weida PRC or dividends by our subsidiaries generally could materially adversely affect our ability to grow, fund investments, make acquisitions, pay dividends, and otherwise fund and conduct our business.

Weida PRC receives substantially all of its revenues in Renminbi, which currently is not a freely convertible currency.  A portion of these revenues may have to be converted into other currencies to meet our foreign currency obligations.

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

As a result of the Exchange (i) the historical financial statements of the Company for periods prior to the Exchange are those of SCL and the historical financial statements of Laser Recording Systems, Inc. for periods prior to the Exchange are no longer presented; (ii) all references to the financial statements of the Company apply to the historical financial statements of SCL prior to the Exchange and the consolidated financial statements of the Company and its subsidiaries subsequent to the Exchange; and (iii) all references to the Company apply to SCL prior to the Exchange, and Weida Communications, Inc. and its subsidiaries subsequent to the Exchange.

The Weida PRC Acquisition

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, SCL entered into a series of contractual arrangements subsequent to June 30, 2004, resulting in it obtaining control of, and a 51% profit-sharing interest in, Weida PRC since August 27, 2004. In particular, SCL entered into a trust agreement (the “Trust Agreement”) with Weida PRC and the existing shareholders of Weida PRC (the “Existing Shareholders”) and pursuant to which, the Existing Shareholders hold 51% of the shares of Weida PRC in trust for the benefit of SCL. Also, as part of the consideration for the acquisition of the equity interest in Weida PRC, the Company is to issue 16,296,296 shares to the Existing Shareholders and to pay $15,805,135 to the Existing Shareholders. However, the issuance of the shares will not be due until certain conditions have been met, and the payment of cash will not be due until certain other conditions have been met. As of March 31, 2005, these conditions had not been met and as a result, such share and cash considerations have not been accrued and have not been included in the calculation of goodwill in the accompanying condensed consolidated financial statements.

On February 4, 2005, the Company and the Existing Shareholders agreed in principle to modify the terms of the master agreement by entering into a revised master agreement.  As of March 31, 2005, the revised master agreement was not fully effective.  The revised master agreement, if and when fully effective, would provide for the transfer of all of the Existing Shareholders equity interest in Weida PRC to the Trust, so that the Trustee holds 100% of the shares of Weida PRC.  The Existing Shareholders would then be entitled to receive the following in lieu of the 16,296,296 shares and $15,805,135 described above:

a.               $1,000,000 cash, upon the Company completing a private placement of its equity securities or other financing:

b.              $1,000,000 cash, at December 31, 2005:

c.               $1,000,000 cash, at December 31, 2006:

d.              2,666,666 shares of the Company, upon achieving 2005 financial goals:

e.               2,666,666 shares of the Company, upon achieving 2006 financial goals:

f.                 2,666,666 shares of the Company, upon achieving 2007 financial goals:

g.              1,000,000 shares of the Company each year for 4 years, with one-fourth upon signing employment contracts, based upon achieving financial goals and management by objectives (“MBO’s”) (with CEO approval), with a strike price of $.50 to $1.00, exercisable over 3 years, with Board approval, and one-fourth similarly for each year of the employment contract.

In part as a result of the events described in Note 11 below, our current cash and cash equivalents and funding commitments described below are not sufficient for us to sustain present operations beyond the second calendar quarter of 2005. We will need additional funding to continue operations as an ongoing entity. We are in the process of attempting to raise additional private funding to satisfy these requirements.

2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting - The unaudited condensed consolidated financial statements for the nine months ended March 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the condensed consolidated financial statements, during the period ended March 31, 2005, the Company incurred a net loss of $6,726,774, and as of March 31, 2005, the Company’s current liabilities exceeded its current assets by $2,319,678.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.  The Company’s need for additional financing has become more urgent in recent weeks, in part as a result of the events described in Note 11. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. These efforts may include obtaining additional private financing in the form of secured or unsecured debt or preferred equity financing.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all information and notes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included.  The results for the three and nine months ended March 31, 2005 are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004.

Principles of consolidation - The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, SCL, Ocean International Holdings Limited, Ocean Tian Di Communication Technology Co., Ltd. and Weida PRC. The Company consolidates companies in which it has a controlling interest of over 50%. All significant intercompany accounts, transactions and cash flows have been eliminated on consolidation.

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

Foreign currency translation – All transactions in currencies other than functional currencies during the period are translated at the exchange rate prevailing on the respective transactions. Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than functional currencies are translated at the exchange rates existing on that date. Exchange differences are recorded in the condensed consolidated statement of operations. The functional currency of the Company is the United States dollar (“USD”) and of its subsidiaries is the Renminbi (“RMB”). The financial statements of all subsidiaries with functional currencies other than USD are translated into USD for reporting purposes. All assets and liabilities are translated at the rates of exchange ruling at the balance sheet date and all income and expenses are translated at the average rates of exchange over the period. All exchange differences arising from the translation of subsidiaries’ financial statements are recorded as a component of comprehensive income.

Goodwill – The excess of the purchase price over the fair value of net assets acquired is recorded on the condensed consolidated balance sheet as goodwill. Goodwill will not be amortized but will be tested for impairment at the reporting unit level on at least an annual basis. The evaluation of goodwill for impairment involves two steps: (1) the identification of potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill and (2) the measurement of the amount of goodwill loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill and recognizing a loss by the excess of the latter over the former. For future impairment tests, the Company will measure fair value based either on internal models or independent valuations. As of March 31, 2005, the goodwill of $9,000,662 is subject to change pending a final analysis of the fair values of the assets acquired and liabilities assumed by the Company. Some of the goodwill amount will be allocated to licenses with definite or indefinite lives. The impact of any such changes on future results of operations and reported assets and liabilities could be material.

Fair value of financial instruments - The carrying amounts of cash, short term borrowing and bank loan approximate their fair values due to the short-term maturity of these instruments.  The carrying amounts of the long term loan approximates its fair value due to the variable nature of the interest calculations.

Minority interest - No minority interest balance is presented in the condensed consolidated financial statements because it is an amount receivable from the minority interest as of March 31, 2005. There is no binding agreements nor contractual arrangements in place in which the minority interest is obligated to fund the subsidiaries. Accordingly, no minority interest balance is presented.

Stock-Based Payments –  During the three months ended March 31, 2005, the Company granted common stock as incentive to sign in for service and has accounted for the transaction in accordance with SFAS 123.  Compensation expense was recorded for the fair market value of the common stock at the date of grant.  The number of shares granted is included in the common stock to be issued at March 31, 2005.  For stock issued to nonemployees as payment for services, the Company accounts for the transaction using either the fair value of (a) the goods or services received or (b) the equity instrument issued whichever, is more readily measured.

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

3.                      NOTE RECEIVABLE FROM RELATED PARTY

On August 1, 2003, SCL signed a promissory note receivable with Glendora, Ltd. (“Glendora”), a British Virgin Islands corporation, in the amount of $2.2 million, representing advances paid on behalf of Glendora as of that date in connection with a then proposed acquisition by Glendora of a 51% interest in a Sino-foreign Equity Joint Venture with Guangzhou Suntek New Tech R&D Co., Ltd. (“Suntek”). Glendora has certain shareholders that are also shareholders of the Company, and in August 2003 the chief executive officer of Glendora was also the chief executive of SCL. Borrowings under the note receivable bear interest at the London Interbank Offered Rate plus 200 basis points (effective rate of 5.84% at March 31, 2005), with interest and principal due five years from the date of the note. Glendora has granted a general security interest in and to all of its tangible and intangible property and assets of any kind as collateral for the note receivable (which assets as of March 31, 2005 consisted solely of a loan receivable to Glendora’s acquisition subsidiary from Suntek).  Glendora previously also had the right to complete the acquisition of Suntek described above but Glendora terminated the proposed acquisition in 2004 and has requested the return of the $2.2 million advance.  The carrying amount of this note receivable approximates its fair value.

Additionally, SCL and Glendora on August 1, 2003 had signed an assignment agreement whereby SCL had granted Glendora the rights to enter into the acquisition transaction with Suntek which were previously held by SCL, in exchange for a right granted to SCL to require Glendora at any time within the next 24 months to negotiate in good faith with SCL with respect to a possible acquisition of Glendora by SCL using SCL shares. Management of the Company had not assigned any value to the assignment agreement or to the rights granted to Glendora or received from Glendora, as the assignment agreement assigns the right to pursue a purchase agreement with Suntek and not a negotiated purchase agreement, neither SCL nor Glendora then had contractually binding rights to acquire an interest in Suntek and, therefore, the agreement and rights did not have any measurable value. As noted above, Glendora has since terminated its proposed acquisition of Suntek.

During the period ended March 31, 2005, Glendora through its legal representative in China filed a claim with the Guangzhou authorities against Suntek for recovery of the $2.2 million advance, asserting that Suntek breached its obligations under the acquisition agreement between Suntek and Glendora’s acquisition subsidiary.  This filing now gives Glendora the right to arbitrate.  In connection with such filing, the Company based on the advice of its legal counsel in China, has determined that Glendora can recover the principal balance of $2.2 million; however, Glendora is unlikely to be able to recover interest accrued on the advance.   Consequently, as Glendora has no other assets or sources of income, during the three months ended March 31, 2005, interest income was not accrued and interest accrued through December 31, 2004 of $158,950 was reversed.

4.                                      ACQUISITIONS

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

As described in Note 1, pursuant to the terms of the contractual arrangements, SCL has acquired effective majority ownership and control of Weida PRC through a trust agreement for 51% of its shares and an effective 51% profit-sharing interest in Weida PRC. Pursuant to the trust agreement, the shareholders of Weida PRC hold 51% of the shares of Weida PRC in trust for the benefit of SCL. These shareholders may only transfer or dispose of the shares held in trust upon written instructions from SCL and must at all times exercise the voting rights of the shares held in trust at the direction of SCL Under the contractual arrangements, SCL can designate three of Weida PRC’s five directors.

As part of the contractual arrangements, when the conversion of Weida PRC into a Sino-foreign Equity Joint Venture (the “Weida EJV”) is approved by the PRC authorities, SCL’s profit-sharing interest will be reduced to 26% so as to maintain its effective 51% majority interest in Weida PRC.

The acquisitions of the Company were made for the purpose of providing products and services for satellite-based communications network in the People’s Republic of China.

The acquisitions were accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  The assets and liabilities acquired are based upon fair value.  The excess of the liabilities assumed over total assets acquired was recorded as goodwill.

The following is a summary of the assets acquired and liabilities assumed as of the date of acquisition of Weida PRC:

Current Assets:
Cash	$37,368
Accounts receivable, net	13,078
Inventories	721,951
Prepaid expenses	236,941
Total current assets	1,009,338

Property, plant and equipment	1,905,015

Total Assets	$2,914,353

Current Liabilities:
Accounts payable	$696,357
Accrued expenses	53,850
Deferred revenue	70,657
Amounts due to shareholders	236,930
Amounts due to related parties	2,093,404
Short term borrowing	24,165
Bank loan	2,416,451
Total current liabilities	$5,591,814

Net Liabilities (Goodwill)	$(2,677,461)

The following unaudited pro forma consolidated results of operations give effect to the acquisition of Weida PRC as if it occurred as of the beginning of the period:

	Nine months ended
	March 31,
	2005	2004

Revenue	$346,793	$72,207
Loss from operations	$(6,792,957)	$(2,935,261)
Net loss	$(6,981,082)	$(3,014,853)
Basic and diluted net loss per common share	$0.09	$0.04

5.                      BANK LOAN

The bank loan outstanding as of March 31, 2005 payable in RMB 20,000,000 ($2,416,451) bears interest at 5.84% per annum, was due on May 13, 2005 and has been extended to June 30, 2005.  The loan is guaranteed by a related party, who is one of the Existing Shareholders who holds 95% of the shares of Weida PRC. That guarantee is in turn secured by the shares of Weida PRC held by the related party, including substantially all of the 51% held in trust by Existing Shareholders for the benefit of SCL.

6.                      INCOME TAXES

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

7.  SHAREHOLDERS’ EQUITY

On August 20, 2004, the Company filed a restated Certificate of Incorporation.  The total number of shares the Company is authorized to issue is 400,000,000 shares of common stock and 10,000,000 shares of preferred stock, no par value per share.  The common stock has voting rights and subject to any preferences relating to dividends, voting and liquidation rights of preferred stock which may be issued in the future.

8.                      NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. For periods in which a net loss has been incurred, the calculation of diluted net loss per share excludes potential common stock equivalents, as their effect is anti-dilutive. Potential common stock includes incremental shares of common stock issuable upon the exercise of 3,919,128 outstanding stock warrants as of March 31, 2005.

9.                      COMMITMENTS AND CONTINGENCIES

(i) On March 30, 2005, the Company settled a dispute with a former employee relating to claims for unpaid salaries and severance payments under the terms of an asserted employment contract dated March 1, 2003 between him and SCL.  The settlement agreement requires the Company to pay the former employee $425,000 payable as follows:  $150,000 due April 15, 2005 and the balance payable in thirty equal monthly installments, plus interest at 6% per annum.  In addition, the Company is required to issue 1,200,000 shares of restricted stock to the former employee as part of the settlement.  During the period ended March 31, 2005, selling, general and administrative costs include $327,000 of compensation cost in connection with this settlement and claim settlement payable was increased by $315,000 and shareholders’ equity by $12,000 for the value of the 1,200,000 shares to be issued.

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

(iv)  See Note 11 below for events subsequent to March 31, 2005 that may materially adversely affect the Company, its operations and financial condition.

10.                               RELATED PARTY TRANSACTIONS

(i) On December 3, 2003, the Company entered into a consulting agreement with Carl Lanzisera, the former president and current member of the Company’s board of directors. The agreement provides for Mr. Lanzisera to assist the Company in structuring, operating and growing the Company’s business. The agreement was for a term ending on December 31, 2004 and provided for cash payments aggregating $100,000 and the issuance of 25,000 restricted shares of the Company’s common stock. The shares were issued in June 2004 at the market value of $5.50 per share. The total consideration under the agreement amounted to $237,500.  This consulting agreement has expired and will not be renewed.

(ii) SCL has entered into a consulting agreement with Anthony Giordano, a beneficial holder of the Company’s common stock, effective as of April 1, 2004. The agreement provides for Mr. Giordano to assist SCL or the Company as a consultant by evaluating prospective merger, acquisition and financing transactions that are presented to SCL or the Company. The agreement is for a term ending on March 30, 2006, with subsequent one-year extensions unless otherwise terminated. The agreement provides for a one-time initial consulting fee equal to $150,000, which was paid to Mr. Giordano in April 2004. In addition, during the term of the agreement, commencing April 2004, Mr. Giordano will receive a monthly consulting fee, in arrears, in an amount equal to $20,000 plus reimbursement of expenses.  Subsequent to March 31, 2005, Mr. Giordano had agreed to terminate payments under the agreement effective as of May 2005. Payments under this consulting agreement have been suspended as of April 30, 2005 pending the outcome of the events described in Note 11.

(iii) Certain shareholders contributed capital to fund the Company’s operations through December 31, 2003. In 2004, a founding shareholder of the Company contributed $600,000 capital and loaned $270,000 to the Company to fund its operations. The shareholder has indicated he will not demand the repayment of $270,000 prior to July 2006.

11.               SUBSEQUENT EVENTS

On April 22, 2005, Anthony Giordano, one of the Company’s major shareholders, and Joseph Zumwalt, then chief financial officer of the Company, were arrested and charged with thirty five counts of fraud associated with alleged illegal activities in connection with an independent investment entity that is also one of the Company’s shareholders.  The Company was not charged by the Federal government; however, the Company’s bank accounts were initially frozen by court order at the request of the Federal government, apparently due to the Company’s association with the two individuals.  In addition, the SEC suspended trading in the Company’s shares from April 15, 2005, through May 6, 2005. The freeze on the Company’s operating cash bank accounts was later voluntarily lifted by the federal government, at Weida’s request, and the Company’s shares resumed trading on May 9, 2005.  The Company has since terminated Mr. Zumwalt for cause.

On May 6, 2005, the Company received a subpoena from the SEC requesting documents in connection with its investigation of certain matters involving Weida’s securities, and on May 16, 2005 received an additional subpoena from the SEC for certain computer records.

The Company is cooperating with the SEC and federal and Florida State legal enforcement in connection with these investigations. The Company has also begun its own internal investigation by outside counsel and accountants.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information contained herein, this discussion and analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “plans,” “future,” “may,” “should,” “predicts,” “potential,” “continue,” “expects,” “intends,” “believes,” and similar expressions.  These statements are based on the current expectations of the management of the Company only, and are subject to a number of risk factors and uncertainties, including but not limited to current SEC and federal investigations involving the Company and persons associated with the Company, the Company’s urgent need for additional financing to continue perations, the need for equity financing in order to consummate the acquisition of a legal ownership interest in Weida PRC, limited operating history, the Company’s historical and likely future losses, uncertain regulatory landscape in the People’s Republic of China, fluctuations in quarterly operating results, the Company’s reliance on the provision of VSAT-based communications services for the majority of its revenues, changes in technology and market requirements, decline in demand for the Company’s products, inability to timely develop and introduce new technologies, products and applications, difficulties or delays in absorbing and integrating acquired operations, products, technologies and personnel, loss of market share, and pressure on pricing resulting from competition, which could cause the actual results or performance of the Company to differ materially from those described therein. We undertake no obligation to update these forward- looking statements. For a more detailed description of the risk factors and uncertainties affecting the Company, refer to the Company’s reports filed from time to time with the Securities and Exchange Commission, including the information about risk factors provided in Item 1, “Business,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Overview

We are a company organized under the laws of, and with our executive offices in, the United States, and managed by United States citizens and residents, that is participating in the fast-growing China telecommunications market through control of and a 51% profit-sharing interest, and our planned 51% combined equity ownership and profit-sharing interest, in the only wholly privately-owned company in China holding licenses for bi-directional VSAT communications (the only other privately-owned company recently holding a license was merged into a joint government venture in January 2004). Weida PRC’s satellite operations in China provide ground-based equipment and related services to support government and corporate applications, including broadband Internet access, remote meter monitoring, and mission-critical data backup systems.  On May 20, 2003, we and three shareholders owning an aggregate of approximately 67% of our outstanding common stock (prior to giving effect to a one-for-four reverse stock split that took effect on June 11, 2004) entered into a share exchange agreement with SCL and certain of its shareholders. Upon satisfaction of the terms and conditions of the share exchange agreement, as amended, the closing of the share exchange (the “Exchange”) was consummated on June 11, 2004, at which time SCL became our wholly-owned subsidiary and the shareholders of SCL were issued shares representing approximately 96.5% of our outstanding shares. The Exchange has been accounted for as a reverse acquisition in which SCL is the acquirer for accounting purposes. Upon completion of the Exchange, we changed our name from Laser Recording Systems, Inc. to Weida Communications, Inc.

As a result of the Exchange (i) the historical financial statements of the Company for periods prior to the Exchange are those of SCL and the historical financial statements of Laser Recording Systems, Inc. for periods prior to the Exchange are no longer presented; (ii) all references to the financial statements of the Company apply to the historical financial statements of SCL prior to the Exchange and the consolidated financial statements of the Company and its subsidiaries subsequent to the Exchange; and (iii) all references to the Company apply to SCL prior to the Exchange, and Weida Communications, Inc. and its subsidiaries subsequent to the Exchange.

Our principal executive offices are located at 515 East Las Olas Boulevard, Suite 1350, Fort Lauderdale, Florida 33301. Our telephone number is (954) 527-7750. Our Internet address is http://www.weida.com.

Results of Operations

Weida PRC is currently our only source of revenue.  Our operations up through September 30, 2004 have been principally activities to complete the acquisition of Weida PRC.  Consequently, management does not believe an analysis of third quarter 2005 to third quarter 2004 change in revenue and cost of sales is meaningful at this time.  For the three months and nine months ended March 31, 2005, cost of sales of $442,839 and $910,205, respectively, exceeded revenues because cost of sales include fixed cost for leasing of equipment

Selling, General and Administrative Costs

For the three months ended March 31, 2005, we incurred total selling, general and administrative costs of $968,889 which included $131,923 for salaries, $(264,120) for legal fees (the latter reflecting a reversal of $450,000 in fees payable and settled by the issuance of common stock prior to June 30, 2004), $231,270 for accounting and auditor fees and $327,000 for cost of settlement of claims.  For the three months ended March 31, 2004, we incurred total selling, general and administrative cost of $682,630.

For the nine months ended March 31, 2005, we incurred total selling, general and administrative costs of $5,951,717 which includes $370,531 for salaries, $595,289 for legal fees, $553,612 for accounting and auditor fees and $327,000 for cost of settlement of claims.  The costs incurred during this period included expenses of Weida PRC consolidated for the period from August 2004 through March 31, 2005.  For the nine months ended March 31, 2004, we incurred total selling, general and administrative costs of $1,725,863.

Liquidity and Capital Resources

As shown in the condensed consolidated financial statements, at March 31, 2005 we had consolidated negative working capital of approximately $2.3 million and an accumulated deficit of approximately $9.8 million.  Since SCL’s formation in May 2003, we have funded all of our operating expenses and deficit from the net proceeds of private placements of our shares and warrants to private investors and, to a lesser extent, from shareholder loans.

During the nine months ended March 31, 2005, proceeds of private placements of our shares totaled approximately $6.8 million, thereby providing the approximately $5.4 million in net cash used in operating activities and the approximately $1.0 million used in investing activities during the period.  During the nine months ended March 31, 2004, proceeds of private placements of our shares totaled approximately $0.9 million, and additional capital contributions from existing shareholders totaled approximately $1.0 million, thereby providing almost all of the approximately $0.2 million in net cash used in operating activities and the approximately $1.8 million used in investing activities during the period.  Our operations up through September 30, 2004 were principally activities to complete the Share Exchange and the acquisition of Weida PRC.  Consequently, management does not believe an analysis of year-to-year changes in cash flow items for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 is meaningful at this time.

At March 31, 2005, we had total consolidated assets of $15,965,755. Included in total assets is a promissory note issued by Glendora Management Ltd. (“Glendora”), a British Virgin Islands corporation, to SCL in the amount of $2.2 million representing advances paid on behalf of Glendora as of that date in connection with a then proposed acquisition by Glendora of a 51% interest in a Sino-foreign Equity Joint Venture with Guangzhou Suntek New Tech R&D Co., Ltd. (“Suntek”).  Glendora has certain shareholders that are also shareholders of the Company, and during 2003 the chief executive officer of Glendora was also the chief executive of SCL.  Borrowings under the note receivable bear interest at the London Interbank Offered Rate plus 200 basis points (effective rate of 5.84% at March 31, 2005), with interest and principal due five years from the date of the note. Glendora has granted a general security interest in and to all of its tangible and intangible property and assets of any kind as collateral for the note receivable (which assets as of March 31, 2005 consisted solely of a loan receivable to Glendora’s acquisition subsidiary from Suntek).  Glendora previously also had the right to complete the acquisition of Suntek described above but Glendora terminated the proposed acquisition in 2004 and has requested the return of the $2.2 million advance.  The carrying amount of this note receivable approximates its fair value.

Additionally, SCL and Glendora on August 1, 2003 had signed an assignment agreement whereby SCL had granted Glendora the rights to enter into the acquisition transaction with Suntek which were previously held by SCL, in exchange for a right granted to SCL to require Glendora at any time within the next 24 months to negotiate in good faith with SCL with respect to a possible acquisition of Glendora by SCL using SCL shares. Management of the Company had not assigned any value to the assignment agreement or to the rights granted to Glendora or received from Glendora, as the assignment agreement assigns the right to pursue a purchase agreement with Suntek and not a negotiated purchase agreement, neither SCL nor Glendora then had contractually binding rights to acquire an interest in Suntek and, therefore, the agreement and rights did not have any measurable value. As noted above, Glendora has since terminated its proposed acquisition of Suntek.

During the period ended March 31, 2005, Glendora through its legal representative in China filed a claim with the Guangzhou authorities against Suntek for recovery of the $2.2 million advance, asserting that Suntek breached its obligations under the acquisition agreement between Suntek and Glendora’s acquisition subsidiary.  This filing now gives Glendora the right to arbitrate.  In connection with such filing, the Company based on the advice of its legal counsel in China, has determined that Glendora can recover the principal balance of $2.2 million; however, Glendora is unlikely to be able to recover interest accrued on the advance.   Consequently, as Glendora has no other assets or sources of income, during the three months ended March 31, 2005, interest income was not accrued and interest accrued through December 31, 2004 of $158,950 was reversed.

The Company operates through Weida PRC.  If Weida PRC or our other subsidiaries incur debt in the future, the instruments governing the debt may restrict their ability to pay fees or make other payments or distributions to us.  In addition, Chinese law requires that payment of dividends by our subsidiaries that are incorporated in China can only be made out of their net income, if any, determined in accordance with Chinese accounting standards and regulations.  Under Chinese law, those subsidiaries are also required to set aside a portion, up to 10% of their after-tax net income each year to fund certain reserve funds, and these reserves are not distributable as dividends.  Any limitation on the payment of fees by Weida PRC or dividends by our subsidiaries generally could materially adversely affect our ability to grow, fund investments, make acquisitions, pay dividends, and otherwise fund and conduct our business.

As of March 31, 2005, the bank loan payable of RMB 20,000,000 $2,416,451 has been extended to June 30, 2005 and as part of the settlement and to obtain 100% ownership of Weida PRC (including the shares in Weida PRC held by a guarantor of the loan), the Company has agreed in principle to repay this loan over the next twelve months beginning in June 2005 and ending in June 2006.

In part as a result of the events described in Note 11 to our financial statements, our current cash and cash equivalents and funding commitments described below are not sufficient for us to sustain present operations beyond the second calendar quarter of 2005. We will need additional funding to continue operations as an ongoing entity. We are in the process of attempting to raise additional private funding to satisfy these requirements.

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

Contractual Obligations

As of March 31, 2005, our future contractual cash obligations are as follows:

	Payments due by period
	Total	2005	2006 – 2007	2008 – 2009	2010 and thereafter
Contractual Obligations (1)
Operating Leases	$4,060,486	$346,706	$2,631,749	$1,082,031	$0
Long-Term Obligations (2)	270,000	0	270,000	0	0
Total	$4,330,486	$346,706	$2,901,749	$1,082,031	$0

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

On February 4, 2005, the Company and the Existing Shareholders agreed in principle to modify the terms of the master agreement by entering into a revised master agreement.  As of March 31, 2005, the revised master agreement was not fully effective.  The revised master agreement, if and when fully effective, would provide for the transfer of all of the Existing Shareholders’ equity interest in Weida PRC to the Trust, so that the Trustee holds 100% of the shares of Weida PRC.  The Existing Shareholders would then be entitled to receive the following in lieu of the 16,296,296 shares and $15,805,135 described above:

h.              $1,000,000 cash, upon the Company completing a private placement of its equity securities or other financing:

i.                  $1,000,000 cash, at December 31, 2005:

j.                  $1,000,000 cash, at December 31, 2006:

k.               2,666,666 shares of the Company, upon achieving 2005 financial goals:

l.                  2,666,666 shares of the Company, upon achieving 2006 financial goals:

m.            2,666,666 shares of the Company, upon achieving 2007 financial goals:

n.              1,000,000 shares of the Company each year for 4 years, with one-fourth upon signing employment contracts, based upon achieving financial goals and management by objectives (“MBO’s”) (with CEO approval), with a strike price of $.50 to $1.00, exercisable over 3 years, with Board approval, and one-fourth similarly for each year of the employment contract.

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

In conjunction with the Company’s decision to restate its condensed consolidated financial statements for the period ended September 30, 2004 and to delay the filing of the Form 10-Q for the period ended December 31, 2004 for several weeks (the Form 10-Q not being filed until April 2005), the Company identified a material weakness in its internal control over financial reporting (as defined in Public Company Accounting Oversight Board, Auditing Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected) and, as a result thereof, reevaluated its disclosure controls and procedures over the consolidation of the Company’s acquisition and concluded that these controls were not effective.

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

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

(a)  A shareholder and former chief financial officer of Teleflex Technologies, Inc. (“Teleflex”), a currently inactive privately-held company which had attempted to pursue joint venture opportunities in the PRC in late 2001 and in 2002, and of which Mitchell Sepaniak, the president, chief executive officer and a shareholder of the Company, was also a chief executive officer, commencing early 2003, has asserted claims in New York State court against SCL, Teleflex and Mr. Sepaniak. The plaintiff’s petition alleges failure on the part of Mr. Sepaniak and Teleflex to comply with corporate formalities such as holding annual meetings and also alleges corporate waste, and is seeking various relief, including allowing shareholders to inspect the books and records, including balance sheets and earnings statements. The former chief financial officer has also asserted claims against SCL, Teleflex and Mr. Sepaniak for unpaid salary and compensation.

Litigation proceedings with respect to the plaintiff’s claims have commenced. The proceedings are at an early stage, and therefore there can be no assurance as to the outcome of such proceedings. Any adverse decision in such proceedings could adversely affect the financial condition of the Company.

(b) On April 22, 2005, Anthony Giordano, one of the Company’s major shareholders, and Joseph Zumwalt, then former chief financial officer of the Company, were arrested and charged with thirty five counts of fraud associated with alleged illegal activities in connection with an independent investment entity that specializes in hedge funds, which is also one of the Company’s shareholders.  The Company was not charged by the Federal government; however, the Company’s bank accounts were initially frozen by court order at the request of the Federal government, apparently due to the Company’s its association with the two individuals.  In addition, the SEC suspended trading in the Company’s shares from April 15, 2005, through May 6, 2005. The freeze on the Company’s operating cash bank accounts was later voluntarily lifted by the federal government, at Weida’s request, and the Company’s shares resumed trading on May 9, 2005. The Company is cooperating fully with the FBI, Federal Prosecutor and the State of Florida with their ongoing investigations of Anthony Giordano and Joseph Zumwalt. The Company has since terminated Mr. Zumwalt for cause.

On May 6, 2005, the Company received a subpoena from the SEC requesting documents in connection with its investigation of certain matters involving Weida’s securities, and on May 16, 2005 received an additional subpoena from the SEC for certain computer records, needed for its investigation of the private funding and procedures of the Company.

The Company is cooperating fully with the SEC and federal and Florida State legal enforcement in connection with these investigations.

The Company has also begun its own internal investigation by outside counsel and accountants.

(c)  The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s financial position, liquidity, or results of operations.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

Weida Communications, Inc.

Dated: June 13, 2005	By:	/s/ Mitchell Sepaniak
Mitchell Sepaniak
President and Chief Executive Officer

Dated: June 13, 2005	By:	/s/ Meilin Yu
Meilin Yu
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).